Form 10KSB
period 2000-12-31
INNOVATIVE COATINGS CORP
filed 2001-10-10
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-12914

INNOVATIVE COATINGS CORPORATION

(Name of small business issuer in its charter)

Georgia	58-2337027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Airport Drive, Suite 110, Kennesaw, Georgia 30144

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (770) 919-0100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $671,151.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of October 3, 2001 was $2,674,957 based on the closing price of $0.75 per share as reported by the trading and market services of the Pink Sheets.

As of October 3, 2001, the Registrant had outstanding 7,566,609 shares of its Common Stock, no par value.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

The Company was incorporated in August 1997, as a Georgia corporation and is headquartered in Kennesaw, Georgia. The Company was formed to develop, manufacture and market specially formulated coating systems and related applications equipment utilizing polyurea-based polymers. The Company's objective is to become a leading producer and licensor of polyurea-based formulation or coating systems and multi-component spray application equipment.

The Company's administrative offices are located at 1650 Airport Rd., Suite 110, Kennesaw, Georgia 30144, and its telephone number is (770) 919-0100.

Polyurea Polymers

Polyurea polymers create, when cured, either a hard, impermeable substance or a flexible rubbery substance, depending on the formulation used. Because the cure time is so short, typically a few seconds, polyurea polymers avoid many of the problems associated with the application of polyurethane coatings, especially in high moisture and low temperature environments. However, the coatings industry has been slow to adopt the use of polyurea polymers primarily because of application problems created by the short cure time of polyurea polymers. In addition, the lack of in-depth knowledge of the chemistry and formulations for specific applications has prevented many companies from converting to polyurea coatings.

Polyurea is a substitute for polyurethane with the following relative advantages and disadvantages:

    Polyurea costs between 10% and 35% more than polyurethane.
    Polyurea has higher tensile strength than polyurethane.
    Polyurea has higher abrasion resistance than polyurethane.
    Unlike polyurethanes, polyurea contains no volatile organic compounds (VOC's), thus causing less harm to the environment.
    Polyurea can be sprayed in any ambient weather, unlike polyurethane which cannot be sprayed in high humidity or low temperature conditions.
    Polyurea is not colorfast except in dark (i.e black, blue, grey) colors, whereas polyurethane can be made colorfast in many colors, including white.
    Innovative's Class A-rated polyurea does not require agitation while spraying, whereas all known Class A-rated polyurethanes require agitation.
    Polyurea requires heat applied to spray hoses or chemicals in order to increase viscosity so that chemicals will flow freely when reaching spray gun. Polyurethane may require substantially less heat since it contains VOC's or solvents to increase viscosity.
    Polyurea cures (tack free) in 5 to 45 seconds (depending on the formula) as opposed to 2 to 24 hours for polyurethane.
    Polyurea adheres to most substrates without a primer whereas polyurethane usually requires a primer.

Production of polyurea polymers does not require specialized equipment or handling due to the non-volatility of the chemistry. Precision mixing and repackaging are the primary production functions. Production can be easily expanded through the use of larger tanks, mixers, and materials handling equipment. Products are delivered in 55-gallon drums, one of component A and another of component B and are all premixed before shipment. These materials require no special handling for shipment and can be shipped via truck, rail, sea, or air.

Polyurea polymers require specialized spray equipment because the cure time is so short. Polyurea polymers are applied by forcing two compounds to mix under high pressure (i.e., from 2,000 to 3,000 psi) at the tip of specialized spray nozzle. The forced mixing of the two compounds causes the compounds to react with each other, producing a solid formulation within seconds. Initial formulations were difficult to apply, and resulted in a rough surface, since the cure time was only 2 to 3 seconds. However, the Company has developed proprietary formulations and techniques which have increased the reaction time to as much as 75 seconds, which makes the application easier and the finished surface smoother. In addition, in order to apply the Company's coatings efficiently, the Company has developed a spray system capable of being manufactured at significantly less cost than polyurethane applications equipment currently on the market.

The Company has never had a problem with the availability of raw materials. The Company does not utilize any principal or exclusive distributor for its raw materials, and has more than one source of supply for all of its raw materials. Some of the distributors the Company relies on for raw materials are Baychem Corporation, Ribeline Sales, and McCollough-Benton.

Primary Markets For Polyurea Polymers

Management has identified over 300 possible uses for its polyurea formulations or coatings systems. Of the identified uses to date, the Company has designated and/or developed the following uses for its coating systems:

    A three-step exterior insulation finish system (EIFS) that prevents moisture intrusion, provides significant impact resistance, and is termite proof;
    A direct applied-exterior finish system (DEFS) for commercial properties;
    Coatings for flotation devices;
    Coatings for metal rail car parts that come in constant contact with each other;
    A flexible coating on soft foam that provides a sanitary, seamless coating for athletic and handicap training equipment;
    Packaging material that meets strength and fire resistant criteria, such as flare packaging materials for the U.S. Military;
    Pipeline coatings for U.S. and international gas companies;
    Coatings for pallets and topboards;
    EPA Super Fund site containment; and
    Asbestos containment.

Since its inception, management has focused its efforts on several flame and smoke resistant formulations of polyurea. The Company has filed three patent applications for an EIFS coating system that provides a seal against moisture intrusion and enhances the strength of the EIFS wall structure. Management believes that the EIFS industry, often referred to as the "synthetic stucco industry," is a potentially large market for its coating systems. In addition to EIFS applications, the Company has designed and/or developed a number of coatings systems that have been tested and are available for fire resistant military products, flotation devices, athletic and handicap equipment, rail car equipment, commercial buildings, pipeline coatings, speaker boxes, food processing pallets and topboards, pharmaceutical industry pallets and topboards, EPA SuperFund site containment and asbestos containment. To date, the Company has applied for patents covering its EIFS system and floatation devices, pallets, and pipeline coatings.

The Company has applied for the trademark InstaCoat, the brand name of the Company's ployurea-based coatings. InstaCoat is a 100% "solids" liquid system sprayed through conventional two-component equipment. No volatile or evaporative chemicals are used in the process; therefore, the Company's believes that its coatings do not impose an environmental threat due to VOC emissions. InstaCoat is insensitive to water and reacts regardless of ambient temperature changes. The InstaCoat system uses amine-terminated resins in one of the two components, which provide a fast and very consistent reaction with isocyanate (the "A component") without the use of catalysts. Management believes that the Company's coating products offer excellent physical process properties such as adhesion, abrasion resistance, durability and rapid handling time.

The Company is attempting to procure the required building code and fire rating approvals for its EIFS system for use in residential and commercial construction at local levels. For the remainder of 2001, and until building code approval is obtained, the Company is pursuing sales of its coating systems to EIFS contractors using the coating for signage, exterior and interior moldings and other ornamental uses that do not require building code approval. In some cases, where permitted by local regulations, EIFS contractors are using the Company's products and accepting the Company's product warranty in lieu of building code approval.

The EIFS Market

The Company has devoted most of its efforts to developing polyurea polymers for use in synthetic stucco applications. In December 1997, the Company developed several flame resistant formulations of polyurea that led to the filing of a patent application covering these formulations as an integral part of a two-step exterior insulation finish system (EIFS). This system seals against any moisture intrusion and enhances the strength of the EIFS wall structure.

Other related uses include the use of polyurea polymers to produce stucco-type decorative moldings. Currently, major customers of the Company's products for decorative moldings include Peachtree Signs, and Georgia Foam. In addition, the Company recently received its first order from Disney, which has identified of applications for polyurea polymers in its amusement park division, and the Company believes that Disney may become a major customer for the Company's products.

The EIFS industry, often referred to as "synthetic stucco," has grown dramatically over the past ten years. Synthetic stucco was developed in Europe after WWII to repair war-damaged buildings. Today, EIFS is a multi-billion dollar industry serving commercial, retail, and residential construction needs. The recent discovery of moisture intrusion from poorly applied EIFS has limited its desirability and use in the residential market. The EIFS industry has responded with a new ten-step application process to manage moisture intrusion by creating a "drainable system" in new construction; however, the industry still lacks a solution for previously applied stucco problems. Management believes that the Company's two-step system eliminates the potential moisture problem, is less expensive, has greater strength, and can be applied to correct problems in existing EIFS-covered structures.

Management believes that the residential EIFS market, including the market for retrofitting existing EIFS-covered structures, is large. Of the 2,160,000 new houses built in the United States in 1995 and 1996, about 300,000 were built with synthetic stucco as a primary finish. In New Hanover, County, North Carolina, several independent testing concerns have inspected over 300 homes that were built with EIFS and found that 90% to 95% of them have sustained water damage.

Stucco, both "real" and synthetic, has become one of the leading exterior finishes for commercial buildings. Since the Company's system can be installed in less time than traditional stucco or EIFS systems, while vastly increasing the surface's strength, the Company believes that overtime its products can become a major siding alternative for the commercial construction industry. Based on U.S. Census Bureau data, the Company believes that the U.S. commercial siding market is considerably larger than the residential market.

Management believes the Company's EIFS system, for which it has filed a patent application, will provide a cost-effective solution for existing synthetic stucco moisture problems as well as for new construction. Based on estimates of new construction and potential repair work, the estimated U.S. residential housing marketplace for the Company's EIFS system exceeds $2.5 billion per year.

Other Significant Uses of Polyurea Polymers

In addition to EIFS applications, uses of the Company's products are continuously being developed. Other uses for which the Company is currently marketing its products include:

Railroad Parts - The Company has recently been supplying its products to a third party that has a contract to coat Thrall Railcar Manufacturing automobile rail car parts. Specifically, parts that rub together while in use are spray coated to increase the useful life of the part.

Military Flares - The Company is in the initial contract stages of submitting a bid with Penske Plastics to become a supplier of flame resistant polyurea polymer coating for military flare boxes. The Company believes that its products provide an ideal coating for flare boxes because they are light, strong and fire resistant. To date, the Company has met or exceeded the test criteria presently set by the military contractor. The project encompasses up to 1 million boxes, and has the potential to generate revenue to the Company of about $6.00 per box. Sales of this product line are dependent on Penske Plastics being awarded a contract to spray flare boxes by the U.S. military. The Company does not expect to know whether such contract will be awarded until the close of the U.S. government's fiscal year on September 30, 2001.

Pallets - The Company is working with Chep, Ltd. to develop a contract to apply the Company's products to pallets and topboards. Chep, Ltd. is one of the world's largest owners and lessors of pallets. Initial testing indicates that spraying pallets with polyurea polymers substantially increases their lives and renders them far easier to clean and sanitize. Chep, Ltd. has indicated a desire to utilize the Company's products for its pallets and topboards, but actual sales of the Company's products for pallets and topboards has been delayed pending resolution of details relating to the procurement of a means to spray pallets and topboards in the quantities requested by Chep, Ltd. The Company expects to receive an initial contract to coat 5,000 to 10,000 topboards in its inhouse application facility in the near future.

Flotation Devices - The Company is working to develop a market for polyurea polymers as coatings for flotation devices used in rough or abrasive environments, such as sewage treatment plants. The Company recently completed its first order, and expects additional orders in the future.

Pipelines - The Company is working to gain acceptance of polyurea polymers as a coating and sealant for joints on gas, oil and water transmission pipes. The Company believes that polyurea polymers have the potential for significant use in the piping industry because they provide an effective seal and can be installed in the field much faster than current applications. However, the Company has recently postponed safety testing of its products for this application, because of the cost and the need to use its capital to fund other product lines.

Speakers - Peavy Speakers has tested polyurea polymers as a sealant and finish coat on speakers. Peavy has converted all four of its plants exclusively to the Company's products. Based on the success of the product with Peavy Speakers, the Company has begun marketed its products to other members of the speaker industry. The Company does not have any written supply agreements with Peavy, but instead supplies its products on a purchase order basis as needed.

Roofing - The Company has tested polyurea polymers as a roof coating and sealant. While the polyurea polymers appear to be an effective roof material, the Company's products must be UL tested before it can be used as a roofing material. The Company does not anticipate obtaining UL testing for its products for this market due to the high cost of the tests (about $200,000) unless and until it raises substantial additional capital. Instead, the Company is pursuing sales in product lines in which UL testing is not required, such as for exterior buildings and sheds. For example, the Company is currently supplying its products on a purchase order basis to a third party that has a contract to coat exterior buildings located around microwave towers for Norfolk Southern.

Airport Wall Terminals - The Company received through a third party a contract to coat terminal walls for Delta Airlines in the Cincinnati, Ohio airport. The Company is pursuing other comparable business with Delta Airlines and other airlines.

Business Strategy and Marketing

The Company's strategy is to develop specific formulations of polyurea polymers for application in specific markets. Some of the markets are currently being serviced by polyurethane coatings, and others, such as rail car parts, are not currently using any coating. In most cases, the Company must invest significant time and money prior to generating significant revenue from a market. The Company has recently constructed an application facility within its existing warehouse facility, and believes that there is a substantial market for the application of its products on a value-added basis for others.

The Company employs two inhouse sales personnel, whose sales efforts are concentrated on developing and servicing accounts for the Company's inhouse application facility, original equipment manufacturers, and high volume fixed location users. The Company also has entered into agreements with two individuals to generate relationships with dealers/applicators, and expects to have an agreement with a third individual in the near future. The agreements with the individuals are nonexclusive arrangements under which the individuals are paid a commission of 10% of equipment sales and 5% of chemical sales generated through their contacts. In each case, the individuals have focused their efforts on developing a market for the company's products within a certain niche, such as insulated concrete forms. The Company is actively seeking to expand its outside sales force since the outside sales personnel to date have proven to be a cost-effective way to generate sales of the Company's products.

Competition

At this time, the primary competition for the Company's products is suppliers of coating systems and applications equipment utilizing polyurethane-based polymers. The use of polyurethane coatings and the current methods of its application are well-established and accepted by both consumers and the industry, many of whom may be indifferent to the benefits offered by the Company's products. There are a number of competitors marketing polyurethane coatings and systems competitive with the Company's polyurea coatings, such as Futura. In addition, the Company is subject to competition from other companies offering polyurea products, such as Specialty Products, Inc., Foamseal and Willamette Valley Company. All of the Company's competitors have greater financial, technical and human resources than the Company. However, none of the competitors are marketing polyurea products for the specific applications currently targeted by the Company.

The Company's polyurea coatings are distinguishable from its competitors in the following manner:

    The Company has the only Class A and Class B fire-rated polyurea coatings.
    The Company has the only "tack free" cure time in excess of 30 seconds, which allows its coatings to be applied on uneven surfaces to generate a smooth, coated surface.

Trademarks and Patents

The Company has applied for a federal trademark registration for InstaCoat. Notice of the trademark application was recently published, and no objections were received, but no formal trademark has been granted yet. The Company has a registered patent (#6,026,760) for floatation devices, including those constructed of wood, styrene foam, and other materials coated with the Company's polyurea. These devices include billets for docks, sewage and water treatment pond aeration floatation devices, and other applications.

In addition, the Company has four pending patent applications:

(1) The Company has applied for a patent for a pallet constructed of wood or any composite material coated with the Company's polyurea coating. This coating seals the pallet material allowing the pallet to be easily cleaned and/or sterilized. In addition, tests confirm the coated pallet is stronger and therefore requires less frequent repairs.

(2) The Company has applied for a patent for an exterior siding system that consists of polystyrene foam and/or oriented strand board coated with the Company's polyurea coating or any other polymer coating including polyurethane. In addition, the polyurea or polymer coating may be itself coated with paint, stucco, synthetic stucco, or other materials.

(3) The Company has applied for a patent for the process of waterproofing hardboard siding used in residential and commercial construction by applying the Company's polyurea coating during the manufacturing process.

(4) The Company has applied for a patent for exterior and/or interior ornamental trim constructed of various materials, including polystyrene foam, coated with the Company's polyurea coating.

Environmental Laws

The Company does not require any special environmental permits or licenses to operate it business. Company disposes of any chemical waste in liquid form through licensed hazardous waste haulers. Polyurea polymers in solid form are environmentally safe and may be disposed of at any landfill handling municipal solid waste. At times, the Company treats the liquid, chemical waste with a reactant that causes the chemicals to solidify so that they can be disposed of more economically through its municipal waste stream.

Employees

The Company currently has 12 full-time and 2 part-time employees. Jerry Phillips has been the President, and founder since inception in September 1997. Donald H. Sigler has been the Chairman of the Board since September 1997. C. Wayne Bean has served as Vice President in charge Research and Development and Chemist since September 1997.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property. The Company leases a facility that is 20,000 square feet, of which 6,000 square feet is used as office space and the remaining 14,000 square feet is used as warehouse/manufacturing space. The lease agreement expires on November 30, 2002, although the Company has an option to renew the lease for an additional two years. The current lease payments are $7,881 per month. The Company believes that it has sufficient space to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation or government investigation, nor is there any threatened litigation, or investigation, involving the Company or its business or assets of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. Since August 2, 2000, the Company's common stock has been traded on the Pink Sheets, operated by Pink Sheets, LLC, under the symbol "IVGC." The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters prior to the filing of this registration statement.

	2000
	High	Low
First Quarter	--	--
Second Quarter	--	--
Third Quarter	4.00	1.063
Fourth Quarter	2.250	1.10

There were 199 holders of record of the common stock as of July 10, 2001. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2000 or 1999. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

The Company's sales of securities in unregistered transactions under the Securities Act of 1933 during the fourth quarter of 2000 was previously disclosed in the Company's Amended Form 10-SB, Amendment No. 3, filed on or about July 12, 2001, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this General Form For Registration Of Securities Of Small Business Issuer on Form 10-SB, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Results of Operations for the Years ended December 31, 2000 and 1999

Revenues

For the fiscal year ended December 31, 2000, the Company had net sales of $671,151, as compared to net sales in the fiscal year ended December 31, 1999 of $707,809, a decrease of $36,658, or 5.2%. The Company's decreased sales were the result of the failure of three customers of the Company in late 1999 and early 2000. The Company believes that it replaced the lost business late in 2000.

Cost of Goods Sold

For the fiscal year ended December 31, 2000, cost of goods sold were $352,675, as compared to cost of goods sold in the fiscal year ended December 31, 1999 of $458,982, a decrease of $106,307, or 23%. As a percentage of net sales, cost of goods sold decreased from 64.8% to 52.6% from 1999 to 2000. Cost of goods sold decreased as a percentage of net sales as the result of favorable pricing on contracts and volume purchases of raw materials, which reduced the Company's cost of materials.

Gross Profit

Gross profit for the fiscal year ended December 31, 2000 increased to $318,476 from $248,827 in the fiscal year ended December 31, 1999. As a percentage of sales, gross profit increased to 47.1% in 2000 from 35.1% in 1999. The increase in gross profit in 2000 was primarily attributable to better pricing for the Company's products and the decrease in cost of goods sold as described above.

General and Administrative Expenses

For the fiscal year ended December 31, 2000, general and administrative expenses were $1,387,173, as compared to $853,215 in the fiscal year ended December 31, 1999, an increase of $533,958, or 62.6%. As a percentage of net sales, general and administrative expenses increased from 121% to 207% from 1999 to 2000. The increase in general and administrative expenses was primarily the result of additional expenses incurred by the Company in testing and developing its products for different applications, and in marketing its products.

Interest Expense

For the fiscal year ended December 31, 2000, interest expense was $188,447 as compared to $223,396 in the fiscal year ended December 31, 1999, a decrease of $34,949. Of that amount, cash interest expense was $9,999 and $91,396 in 2000 and 1999, respectively. Cash interest expense decreased in 2000 as compared to 1999 as the result of the conversion of $895,000 in convertible notes in late 1999, offset by the issuance of $121,000 of new convertible notes in 2000. In both 2000 and 1999, the Company recorded significant noncash interest expense resulting from the issuance of warrants to purchase common stock at $0.02 per share to the purchasers of the convertible notes. In addition, in 2000, the Company recorded noncash interest expense of $181,500 resulting from a beneficial conversion feature in convertible notes issued that year, which was the difference between the aggregate fair value of the common stock into which the convertible notes were convertible over the proceeds received from the issuance of the notes.

Income Taxes

In the fiscal years ended December 31, 2000 and 1999, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the fiscal year ended December 31, 2000, the Company had a net loss of ($1,258,670), compared to a net loss of ($827,784) in the fiscal year ended December 31, 1999, an increase of $430,886, or 52%. Even though gross profit increased in fiscal 2000, the Company's net loss increased as the result of higher general and administrative expenses, and increased interest expenses resulting from the issuance of convertible notes during the year.

Liquidity and Capital Resources

As of December 31, 2000, the Company had net working capital of ($151,027), as compared to net working capital of ($217,741) at December 31, 1999. The increase in working capital was primarily attributable the conversion of convertible notes by the holders into shares of the Company's common stock, and the issuance of common stock in various offerings in 2000, offset by increases in accrued expenses and accounts payable resulting from the Company's operating losses in fiscal 2000, and increases in inventories and accounts receivable from normal levels. In addition, the Company invested in an in-house application facility during fiscal 2000. The application facility cost about $15,000, and was constructed to enable the Company to apply its products on a value-added basis to items shipped directly to its facilities.

The Company's liquidity has been adversely affected by operating losses and lower sales in 2000 resulting from the failure of three customers. As a result of the failure of the customers, the Company established a reserve of $73,352 at December 31, 1999 for doubtful accounts relating to the customers. The Company does not believe that any additional reserve will be necessary. The Company considers the bad debt to be a onetime event. The Company believes that it replaced the lost business in late 2000. Finally, liquidity was adversely affected at December 31, 2000 by an increase in inventories and accounts receivable from historical levels. The Company's inventory levels increased as a result of the commencement of volume purchases of raw materials in order to take advantage of discounts available in the marketplace, as well as the need to build inventories late in 2000 to enable the Company to fulfill some significant contacts obtained late in the period. The increased receivables were largely the result of a large job performed for Norfolk Southern late in the year. The receivables were collected in early 2001, thereby reducing the Company's outstanding receivables to a more normal level. As a result, the Company does not believe that the increased level of receivables at December 31, 2000 has had any long-term effect on the Company's liquidity.

At December 31, 2000, the Company's accounts payable and payroll taxes payable were at higher than normal levels. The increase in accounts payable was primarily the result of increased purchases of materials late in the year to meet requirements of the Norfolk Southern job. The increased payroll taxes payable was primarily the result of the deferral of payroll taxes in order to meet the liquidity needs of the Company's business, which primarily were attributable to operating losses incurred during the year as well as working capital requirements of the Norfolk Southern job begun late in the year. After the end of the fiscal year, the Company was able to reduce its payables to more normal levels from the completion of the Norfolk Southern job in early 2001 and with the proceeds of the Company's warrant dividend received in February 2001. Therefore, the Company does not believe that the high level of payables as of December 31, 2000 represent a threat to the Company's ability to continue as a going concern.

The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through 2000, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives result in orders, the Company projects that it will become profitable in the last half of fiscal 2001. However, the Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2000 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations. For the year ended December 31, 2000 and during the first half of fiscal 2001, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to enable it to continue operations at its current level past September 30, 2001.

Once the Company's brand and product is established, the Company expects to become profitable in a short time due to the Company's low operating costs. However, the Company's business historically takes substantial working capital to fund research and development into specific chemical formulations, the cost of obtaining health and safety approvals for a given application, and sales and marketing costs to generate sales within a new industry. The Company is looking at various options to raise additional capital from large private investors or strategic investors.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2000, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.
Name	Age	First Year as Director	Position
Jerry Phillips	53	1997	President and Director
Donald H. Sigler, Jr.	54	1997	Chairman of the Board
C. Wayne Bean	42	1997	Vice President of Research and Development, Chemist, and Director
John C. Thomas, Jr.	46	1997	Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during the fiscal years ended December 31, 2000 and 1999 to directors for services in their capacity as director.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Jerry Phillips joined the Company at its inception in 1997. From 1983 to January 1993, Mr. Phillips was the founder and Chairman of North American E and S Brokers, Inc., a firm specializing in financial guarantees for asset backed lenders. From January 1993 to August 1997, Mr. Phillips were Senior Vice President of EPG, Inc., a firm specializing in financial guarantees and extended warranties through international insurers. Mr. Phillips is a cum laude graduate of the University of Memphis, with a Bachelor of Arts degree.

Donald H. Sigler, Jr. joined the Company at its inception in 1997. From 1986 to 1997, Mr. Sigler was the founder and Chairman of Credit Depot Corporation, (NASDAQ: "LEND"), a publicly traded company, which engaged in the subprime mortgage finance business. From 1980 to 1987, Mr. Sigler served as Vice President of Gulf States Mortgage Corporation, a national mortgage lender based in Atlanta, Georgia, until its sale to the Royal Bank of Scotland in 1987. Mr. Sigler is a graduate of the Georgia Institute of Technology with a Bachelor Science degree in Industrial Management.

C. Wayne Bean joined the Company at its inception in 1997. From 1989 to August 1997, Mr. Bean served as a Manager of the Polyurea Coatings Division and Senior Chemist for Flexible Products Company. From 1984 to 1989, Mr. Bean served as the Senior Chemist for Imperial Coatings, Inc. Mr. Bean has a Bachelor of Science degree in Chemistry from the University of Georgia, 1981.

John C. Thomas, Jr. joined the Company at its inception in 1997. Mr. Thomas serves as part-time Chief Financial Officer of several start-up entities including Surgi-Vision, Inc., a privately held development-stage company formed around magnetic resonance imaging technology developed at Johns Hopkins, and has been the Chief Financial Officer of Biomechanics, Inc. since 1992 and the various entities that have been formed utilizing biomechanics technology. Mr. Thomas has also served as Chief Financial Officer of several other companies, including EntreMed, Inc., a publicly held biopharmaceutical research and development company (September 1991 to January 1997), Credit Depot Corporation, a public company engaged in loan financing (August 1990 to March 1993, January 1995 to April 1996), Tapistron International, Inc., a public company engaged in the development of technology for the textile industry (August 1991 to July 1995), Medicis Pharmaceutical, a public company engaged in the pharmaceutical industry (July 1988 to March 1991), CytRx Corporation and its subsidiary CytRx Biopool, both publicly held companies in the pharmaceutical research and development industry (March 1986 to July 1990). Mr. Thomas is a certified public accountant.

The Company is actively searching for additional directors who have credentials, experience, and contacts, which will assist us in the fulfillment of our business plan. The Company currently does not have an audit or compensation committee, but anticipates forming such committees once it has appointed more outside directors.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table
Name	Position	Years	Salary	Other Compensation (1)	Option Grants (# shares)
Jerry Phillips	President and Director	2000 1999 1998	$80,000 $80,000 --	$20,000 $20,000 --	-- -- 625,000

Donald H. Sigler, Jr. (2)	Chairman of the Board	2000 1999 1998	$70,000 -- --	$20,000 -- --	-- -- 625,000

C. Wayne Bean	Vice President of Research and Development, Chemist, and Director	2000 1999 1998	$80,000 $80,000 --	-- -- --	-- -- 625,000

David Brown (3)	Vice President of Engineering and Development and Director	2000 1999 1998	$80,000 $70,000 --	-- -- --	-- -- 625,000

John C. Thomas, Jr.	Director	2000 1999 1998	-- -- --	-- -- --	-- -- --

(1) Messrs. Phillips and Sigler are each entitled to a non-accountable expense allowance of $20,000 per year.

(2) Mr. Sigler and the Company have entered into an employment agreement dated June 1, 1998, under which Mr. Sigler is entitled to compensation of $70,000 per year. By agreement between Mr. Sigler and Company, Mr. Sigler did not begin receiving his compensation until July 1, 2000.

(3) Mr. Brown resigned effective April 30, 2001. As part of his resignation, the Company and Mr. Brown terminated Mr. Brown's employment agreement with the Company.

In accordance with Item 402 of Regulation S-B of the Securities and Exchange Commission, certain columns of the table required by Item 402(b) of Regulation S-B have been omitted where there has been no compensation paid or awarded to any of the named executives in any fiscal year covered by the table.

The Company did not grant any executive officers options or stock appreciation rights during the last fiscal year ended December 31, 2000, and therefore the table required by Item 402(c) has been omitted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of July 12, 2001, with respect to the beneficial ownership of the Company's Common Stock by all officers and directors and by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Jerry S. Phillips (2) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	16.5%

Donald Sigler (3) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	16.5%

Wayne Bean (4) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	16.5%

Greyfield Consultants, Inc. (5) 3081 Holcomb Bridge Road Suite F2 Norcross, Georgia 30071	986,024	11.5%

John C. Thomas, Jr. (6) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	250,000	3.3%

All Officers and Directors as a group	4,000,000	52.9%

(1) Based on 7,566,609 shares of Common Stock issued and outstanding as of August 29, 2001 (after taking into consideration 1,250,000 shares which the Company has repurchased from a former officer). In addition, the Company has 1,247,483 shares of Preferred Stock issued and outstanding, each of which is convertible at any time into one share of Common Stock.

(2) Includes 875,000 shares of Common Stock owned by Mr. Phillips and 375,000 shares of Common Stock owned by the Phillips Family Limited Liability Company.

(3) Includes 750,000 shares of Common Stock owned by Mr. Sigler and 500,000 shares of Common Stock owned by the Sigler Family Limited Company.

(4) Includes 937,500 shares of Common Stock owned by Mr. Bean and 312,500 shares owned by the Bean Family Limited Liability Company. The share totals from Mr. Bean do not include 25,000 shares held by other relatives of Mr. Bean who acquired their shares as the result of conversion of notes issued by the Company in one or more private placements.

(5) Includes 1,034,691 shares of Preferred Stock held by Greyfield Consultants, Inc. and 150,000 shares of Preferred Stock held by Edison Holdings, Inc., which is owned by the shareholder of Greyfield Consultants, Inc. Mr. James Shaw is the sole shareholder of Greyfield Consultants, Inc. The Preferred Stock does not have voting rights.

(6) Includes 125,000 shares of Common Stock owned by Mr. Thomas and 125,000 shares of Common Stock owned by John C. Thomas, Jr. IRA.

Messrs. Sigler, Phillips, Bean, Thomas and David Brown are the founding shareholders of the Company. Messrs. Sigler, Phillips, Bean and Brown each acquired 625,000 shares of Common Stock in 1997 for $0.002 per share. At the same time, Mr. Thomas acquired 275,000 shares of our Common Stock for $0.002 per share. Mr. Thomas subsequently transferred 25,000 shares to third parties.

In July 1998, the Company executed employment agreements with Messrs. Sigler, Phillips, Bean and Brown, and also issued each person a warrant to purchase an additional 625,000 shares of Common Stock for $0.002 per share. Messrs. Sigler, Phillips, Bean and Brown each exercised his warrant in full in 1999.

Effective April 30, 2001, the Company and Brown mutually agreed to terminate Brown's employment agreement. As part of the termination, Brown sold his common stock in the Company, consisting of 1,250,000 shares, back to the Company for $24,000.

On February 4, 2000, the Company effected a one for two reverse split of its Common Stock. All share amounts herein are after giving effect to the reverse split.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the Company's officers, directors, key personnel or principal stockholders is related by blood or marriage.

During the year ended December 31, 2000, the Company loaned three officers a total of $60,000 pursuant to notes that bear interest at the rate of 10% per annum, and are due and payable on December 31, 2001.

As of July 10, 2001, the amount outstanding under the loans was:

Employee	Due Date	Total Due
Jerry S. Phillips	December 31, 2001	$23,823.30
C. Wayne Bean	December 31, 2001	$11,210.95

One of the officers who received a loan was David Brown. The loan amount was $30,000. On April 30, 2001, in connection with Mr. Brown's termination of employment with the Company, the Company executed a general release in favor of Mr. Brown in which the Company released Mr. Brown from any obligation on the loan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.
Exhibit No.	Description
3.1	Articles of Incorporation dated August 4, 1997 (1)
3.2	Articles of Amendment dated June 1, 1998 (1)
3.3	Articles of Amendment dated June 8, 1998 (1)
3.4	Articles of Amendment dated August 31, 1998 (1)
3.5	Stock Specimen (1)
3.6	Bylaws (1)
10.1	Employment Agreement for Don Sigler (2)
10.2	Employment Agreement for Jerry Phillips (2)
10.3	Employment Agreement for Wayne Bean (2)
10.4	Mutual Release and Settlement Agreement dated April 30, 2001 (3)
11.1	Statement re: computation of earnings per share (4)
22	Subsidiaries of the Registrant (1)
24	Consent of Tauber and Balser, P.C.

(1) Incorporated by reference from the Form 10-SB/A filed on January 24, 2001.

(2) Incorporated by reference form the Form 10-SB/A filed on April 3, 2001.

(3) Incorporated by reference from the Form 8-K filed on May 15, 2001.

(4) The information required by this Exhibit can be determined from the Financial Statements included in Part F/S.

(b) Reports on Form 8-K. During the fourth quarter of 2000, the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Dated: October 4, 2001	/s/ Jerry Phillips
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: October 4, 2001	/s/ Jerry Phillips
President and Director

Dated: October 4, 2001	/s/ Donald H. Sigler, Jr.
Chairman of the Board

Dated: October 4, 2001	/s/ C. Wayne Bean
Director

Dated: October 4, 2001	/s/ John C. Thomas, Jr.
Director

INNOVATIVE COATINGS CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

INNOVATIVE COATINGS CORPORATION

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholders

Innovative Coatings Corporation

Kennesaw, Georgia

We have audited the accompanying balance sheet of Innovative Coatings Corporation as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Coatings Corporation as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H of the financial statements, the Company has had losses in operations since its inception and had a net capital deficiency at December 31, 2000 and 1999, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note H. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Tauber and Balser, P.C.

Atlanta, Georgia

April 26, 2001

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET

DECEMBER 31, 2000
ASSETS
Current Assets
Cash	$ 31,476
Accounts receivable, net of allowance of $73,352 in 1999 and $10,000 in 2000	50,214
Employee loans	60,000
Inventories	93,991
Deposits	29,813
Employee advances	6,350
Other	7,088
Total Current Assets	278,932
Property and Equipment
Equipment	96,357
Furniture and fixtures	19,043
115,400
Less accumulated depreciation	27,326
88,074
TOTAL ASSETS	$ 367,006

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$ 75,000
Capital lease, current portion	3,668
Accounts payable	209,863
Accrued expenses	24,947
Payroll taxes payable	111,468
Interest payable	5,013
Total Current Liabilities	429,959

Long-term portion of capital lease	14,860

Shareholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized,
2,300,000 shares outstanding	--
Common stock, no par value; 15,000,000 shares authorized,
6,496,100 and 7,079,224 shares outstanding at December 31, 1999 and 2000, respectively	--
Additional Paid-in capital	3,894,442
Accumulated deficit	(3,972,255)
Total Shareholders' Equity (Deficit)	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY EQUITY (DEFICIT)	$ 367,006

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 and 1999

	2000	1999
Revenues	671,151	$ 707,809
Cost of goods sold	352,675	458,982
Gross Profit	318,476	248,827
Selling, general and administrative	1,387,173	853,215
Loss from Operations	(1,068,697)	(604,388)
Other income (expense)
Gain on sale of assets	1,526	--
Interest expense related to:
Warrants issued with convertible debt	--	(132,000)
Beneficial conversion feature of convertible debt	(181,500)	--
Other	(9,999)	(91,396)
	(189,973)	(223,396)
Net loss	$ (1,258,670)	$ (827,784)

Basic loss per common share	(0.20)	$ (0.30)
Diluted loss per common share	(0.20)	$ (0.30)
Weighted average common shares outstanding	6,044,564	2,792,135

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 1998	2,777,500	-	-	-	$ 119,555	(621,739)	(502,184)
Issuance of preferred shares for services performed at value of services	-	-	2,300,000	-	46,000	-	46,000
Common Stock issued for:
Conversion of convertible debt to equity	447,500	-	-	-	895,000	-	895,000
Interest on convertible debt	44,100	-	-	-	88,201	-	88,201
Warrants issued with convertible debt	-	-	-	-	132,000	-	132,000
Warrants exercised	3,200,000	-	-	-	19,000	-	19,000
Amortization of discount related to beneficial conversion feature on preferred stock	-	-	-	-	1,104,000	(1,104,000)	-
Net loss	-	-	-	-	-	(827,784)	(827,784)
Balance, December 31, 1999	6,469,100	$ -	2,300,000	$ -	$2,403,756	$(2,553,523)	$ (149,767)

Common stock issued for:
Conversion of convertible debt to equity	112,516	-	-	-	46,000	-	46,000
Interest on convertible debt	4,208	-	-	-	1,724	-	1,724
Warrants issued for consulting services	-	-	-	-	129,600	-	129,600
Shares issued in private placements	493,400	-	-	-	971,800	-	971,800
Interest expense related to beneficial conversion feature of convertible debt	-	-	-	-	181,500	-	181,500
Warrant dividends	-	-	-	-	160,062	(160,062)	-
Net loss	-	-	-	-	-	(1,258,670)	(1,258,670)
Balance, December 31, 2000	7,079,224	-	2,300,000	-	$ 3,894,442	($ 3,972,255)	($ 77,813)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 and 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,258,670)	$ (827,784)
Adjustments:
Depreciation	14,828	7,291
Preferred stock issued for services	-	46,000
Warrants issued for consulting services	129,600	-
Common stock issued in payment of interest	1,724	88,201
Interest associated with:
Beneficial conversion feature of convertible debt	181,500	-
Warrants issued with convertible debt	-	132,000
Gain on sale of asset	(1,525)	-
Changes in:
Accounts receivable	(21,490)	(10,446)
Inventories	(19,799)	(49,070)
Other assets	(3,406)	(867)
Deposits	(15,676)	(11,320)
Accounts payable 7	67,814	95,453
Accrued expenses	(12,166)	28,333
Payroll taxes payable	28,951	61,653
Interest payable	(4,665)	(12,197)
Total Adjustments	345,690	375,031
Net cash used by operating activities	(912,980	(452,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,177)	(47,941)
Employee advances	9,925	(13,275)
Proceeds from sale of productive assets	15,775	-
Principle payments on capital lease	(1,472)	-
Employee loans	(60,000)	-
Net cash used by investing activities	(84,949)	(61,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	19,000
Principal repayments of notes payable	(86,638)	(146,800)
Proceeds from sale of common stock	971,800	-
Proceeds from issuance of convertible	121,000	550,000
Net cash provided by financing activities	1,006,162	422,200

NET (DECREASE) INCREASE IN CASH	8,233	(91,769)

CASH, BEGINNING OF YEAR	23,243	115,012

CASH, END OF YEAR	31,476	$ 23,243

CASH PAID FOR INTEREST	24,690	$ 3,185

NONCASH ACTIVITIES:
Notes converted to equity	46,000	$895,000

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Innovative Coatings Corporation (the "Company") was established in 1997 and manufactures and distributes InstaCoat, a polyurea elastomeric coating used for protection and strengthening on a variety of substrates including extruded foams, wood, metal and concrete. The Company is also developing various types of equipment to be used in the application of InstaCoat. The accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, cash flows, or results of operations, are summarized below.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Income Taxes

Deferred income tax assets and liabilities are determined for the effect of net operating loss carryforwards and the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Property and Equipment

Equipment and furniture and fixtures are stated at cost. Depreciation is provided on the straight-line method over the estimated lives of the various assets, generally 5 to 7 years.

Use of Estimates

The timely preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimated.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, shipment of the product has occurred, the price to the buyer is fixed and determinable and collection is probable. The Company does not refund the purchase price of products accepted for return, but gives the customer a credit against future purchases. The Company does not reserve any amount at the time of sale for uncollectible accounts or anticipated credits for returns and warranty claims based on its experience that such claims are minimal.

Loss Per Share

Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is similar to basic loss per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. There were no dilutive potential common shares in 1999 or 1998 because the assumed exercise of warrants and conversion of convertible preferred stock and debt would be anti-dilutive.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company records expense in conjunction with the issuance of its stock for various services in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based expense for non-employees is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

NOTE B - INVENTORIES

Inventories consist of raw materials.

NOTE C - OPERATING LEASES

Included in operating lease expense is the expense for the prior building lease which expired in 1999, a new building lease which commenced December 1, 1999 which after amendment covers a period of 60 months ending November 30, 2004, and a corporate apartment lease which commenced September 30, 1998 for a 12 month period. Future minimum rentals under the operating leases are as follows:
2001	107,816
2002	110,319
2003	110,319
2004	101,125
$429,579

Rent expense under the building leases was $98,595 and $34,795, respectively, for the years ended December 31, 2000 and 1999.

NOTE D - NOTES PAYABLE

During 2000 and 1999, $46,000 and $895,000, respectively, of notes payable, along with $1,724 and $88,201, respectively, of accrued interest, were converted into 116,724 and 491,600 shares of common stock of the Company. As of December 31, 2000 and 1999, $75,000, along with accrued interest of $5,013, remained unpaid.

In 1999, as part of the convertible note offering, and as an inducement for the note holders to invest in the offering, each purchaser of notes received a warrant to purchase one share of common stock for each $2 of principle of the note. The warrants had an exercise price of $0.02 per share. In the note offering, the Company issued warrants to purchase 275,000 shares of the Company's common stock valued at $132,000. This amount has been included in 1999 interest expense in the Company's statement of operations for the year ended December 31, 1999.

The issuance of the notes payable during 2000 included a beneficial conversion feature in the total amount of $181,500 which represents the aggregate fair value at the issue date of the common stock into which the notes are convertible over the proceeds received in the issuance of the notes. This amount has been included in additional paid-in capital and interest expense.

NOTE E - CAPITAL LEASE

During 2000 the Company leased a forklift for $20,000 under a capital lease. Amortization of the capital lease included in depreciation expense for 2000 and accumulated amortization at December 31, 2000 amounted to $1,000. Future minimum payments under the lease are:
2001	$4,563
2002	$4,563
2003	$4,563
2004	$4,563
2005	$2,662
Less interest	(2,386)
$18,528

NOTE F - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:
	2000	1999
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease in tax benefit resulting from:
Imputed interest and beneficial conversion feature on warrants issued	14.0	5.0
Other	3.0	4.0
Loss to be carried forward	17.0	24.0
Income tax provision	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:
	2000	1999
Deferred tax assets	$ 922,000	$ 495,000
Less valuation allowance	(922,000)	(495,000)
Net deferred tax assets	$ -	$ -

For financial statement purposes, no tax benefit has been reported in 2000 and 1999 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowances has been established for the full amount of the deferred tax asset.

The net change in the deferred tax valuation allowance was an increase of $428,000 and $282,000 for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, the Company's net operating losses expire in 2018 and 2020. The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period.

NOTE G - PAYROLL TAXES

The Company did not make any of the required quarterly payroll tax payments in 1999. The penalties and interest related to the nonpayment of these items were approximately $38,000 at December 31, 1999. The amount was included in accrued expenses at December 31, 2000, and was paid in the first quarter of 2001.

NOTE H - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has incurred operating losses since inception totaling approximately $2,660,000. In addition, at December 31, 2000, current liabilities exceed current assets by $151,027 and its net equity deficiency amounted to $77,813. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in the process of raising additional capital to satisfy the operating needs for its continued development of its product line and customer base.

NOTE I - RESEARCH AND DEVELOPMENT COSTS

Research and development costs of $17,570 and $32,205, respectively, were charged to expense in 2000 and 1999.

NOTE J - OPTIONS

Various employees have been granted a total of 125,000 stock options with an exercise price of $1.00 per share and an expiration date of December 31, 2002. All of these options were exercisable at December 31, 2000 and all remained outstanding at that date.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for warrants issued to its officers/employees rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the officer warrants equaled the fair market value on the date of grant, no compensation expense was recognized.

SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: no dividend yield for each year; expected volatility of 10%; weighted-average risk-free interest rates of 6.43%, and weighted-average expected option lives of one year.
2000
Net loss available to common shareholders:
As reported	$(1,258,670)
Pro forma	$(1,280,521)

Net loss per common share:
As reported	$ (0.21)
Pro forma	$ (0.22)

NOTE K - WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock and the conversion of convertible debt to common stock.

During 2000 the Company issued 140,000 stock warrants valued at $129,600 as compensation for consulting services which was included in selling, general and administrative expenses in the statement of operations. The consulting services are described in the agreements and include assisting in taking the Company public and preparing filings. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 10%; risk free interest of 6.51%; and expected warrant life of two to five years.

During 1999 the Company issued 275,000 stock warrants valued at $132,000 as debt costs associated with short term financing. These amount were included in interest expense in the Company's statements of operations. The 1999 warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 0%; risk free interest of 4.95%; and expected warrant life of three to nine months.

In December 2000, the Company distributed to its shareholders by dividend 160,062 warrants to purchase common stock. Each warrant entitled the holder to purchase one share of common stock for $1.00 per share until January 31, 2001, which date was subsequently extended to February 14, 2001.

Activity related to stock warrants was as follows:
	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,925,000.006
Granted	275,000.006
Exercised	3,200,000.006
Outstanding at December 31, 1999	-	.006
Granted	298,447	1.20
Outstanding at December 31, 2000	298,447	1.20

At December 31, 2000, the Company had stock warrants outstanding as follows:
Common Shares	Exercise Price	Expiration
Under Warrant	Per Share	Date
40,000	$2.50	January 2002
100,000	$1.00	March 2005
160,062	$1.00	February 2001

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for warrants issued to its officers/employees rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). No officer warrants were issued in 2000. For 1999, in accordance with APB 25, since the exercise price of the officer warrants equaled the fair market value on the date of grant, no compensation expense was recognized.

SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimated the fair value of each officer warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999: no dividend yield; expected volatility of 0%; weighted-average risk-free interest rates of 5.5%, and weighted-average expected option lives of two years.
1999
Net loss available to common shareholders:
As reported	$ (827,784)
Pro forma	$ (1,472,784)

Net loss per common share:
As reported	$ (0.30)
Pro forma	$ (0.53)

NOTE L - EMPLOYEE LOANS

Employee loans with an unpaid principal balance of $60,000 are non-interest bearing, unsecured and are due December 31, 2001.

NOTE M - PREFERRED STOCK

In 1999, the Company issued 2,300,000 shares of its Series A preferred stock for services rendered. The cost of the services in the amount of $46,000 is based on a July 1, 1999 contract. The value of the services have been charged to operations. The contracted services are described in the agreement and include: strategic planning, assisting in taking the Company public, finding merger candidates, potential acquisitions, assisting with distributions, and fund raising and filings.

The Series A preferred stock has no par value, is not entitled to vote on any matter submitted to a vote of stockholders generally, is not entitled to dividends, but is entitled to a liquidation preference of $0.0002 per share. Each share of Series A preferred stock is convertible into one share of common stock at the option of the holder.

In addition, the Company has the right to compel conversion of the Series A preferred stock at any time after December 31, 1999 or any time after a majority of the shares of Series A preferred stock have been converted.

The Series A preferred stock will automatically be converted upon closing of an initial public offering by the Company of at least $10,000,000.

The issuance of the Series A preferred stock included a beneficial conversion feature in the total amount of $1,104,000, which represents the aggregate fair value at the issue date of the common stock into which the preferred stock is convertible over the proceeds received in the issuance of the preferred shares. This amount has been accounted for in additional paid-in capital and will be amortized as a return to the preferred shareholders over the period through the date of earliest conversion using the effective yield method. For 1999, $1,104,000 of the beneficial conversion feature has been amortized.

NOTE N - REVERSE STOCK SPLIT

On February 4, 2000, the Board of Directors declared a one for two reverse split of its common stock. All share data has been adjusted to give effect to such stock split, applied retroactively as if the split occurred on January 1, 1998.