Form 10QSB
period 2001-03-31
INNOVATIVE COATINGS CORP
filed 2001-10-16
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 0-12914

_________________________________________________

INNOVATIVE COATINGS CORPORATION

(Exact name of small business issuer as specified in its charter)
Georgia (State or other jurisdiction of incorporation or organization)	58-2337027 (IRS Employer Identification No.)

1650 Airport Drive, Suite 110, Kennesaw, Georgia 30144

(Address of Principal Executive Offices)

(770) 919-0100

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,566,609 shares of its Common Stock, no par value, as of October 10, 2001.

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Coatings Corporation

BALANCE SHEET
ASSETS
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	29,297	31,476
Trade accounts receivable, less allowance of $10,000	29,224	50,214
Inventories	75,387	93,991
Deposits	30,838	29,813
Other Current Assets	7,088	7,088
Employee Advances	7,150	6,350
Employee Loans	60,000	60,000
Total Current Assets	238,984	278,932

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	96,357	96,357
Less accumulated depreciation	(32,578)	(27,326)
Net property and equipment	82,822	88,074

TOTAL ASSETS	$ 321,806	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	4,244	24,947
Accounts Payable	118,201	209,863
Payroll Taxes Payable	50,310	111,468
Notes Payable	35,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	370	5,013
Total Current Liabilities	211,793	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 226,653	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 8,594,599 shares outstanding, no par value	0	0
Paid-In-Capital	4,292,900	3,894,442
Retained Earnings (Loss)	(4,197,747)	(3,972,255)

Total Shareholders' Equity	95,153	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 321,806	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Three months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000

Sales net of sales discounts	$ 212,164	$ 160,958
Cost of Materials	136,770	111,805

Gross Profit	75,394	49,153

Expenses
Selling, general and administrative	360,497	212,522

Loss From Operations	(285,103)	(163,369)

Other Income (Expense)
Interest Expense	4,585	(2,493)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	(47,796)	(129,600)

Net Other Income (Expense)	(43,211)	(313,593)

Income tax expense (benefit)	0	0

Net Loss	(328,314)	(476,962)

Net loss per common share
Basic	$ (0.04)	$ (0.08)
Weighted average shares outstanding	7,836,912	6,044,564

Net loss per common share (fully diluted)
Fully Diluted	$ (0.03)	$ (0.05)
Weighted average shares outstanding	9,610,653	8,919,131

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENTS OF CASH FLOWS

For the Period Ended March 31, 2001
	Three Months Ended March 31, 2001 (Unaudited)	Three Months Ended March 31, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (328,314)	$ (476,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,252	3,122
Warrants issued for consulting services		129,600
Interest expense due to beneficial conversion feature of debt		181,500
Shares issued for services rendered	140,625
Expense related to issuance of Warrants	47,796

Changes in:
Accounts receivable	20,990	(45,262)
Inventories	18,604	(11,563)
Trade accounts payable	(91,662)	(67,746)
Accrued expenses	(20,703)	(37,112)
Payroll taxes payable 7	(61,158)	20,347
Interest payable	(4,643)	2,493
Deposits	(1,025)	(1,799)
Other assets	0	3,680
Notes payable	0	114,362
Total Adjustments	54,076	(291,622)
Net cash (used in) provided by operating activities	(274,238)	(185,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	0	0
Employee advances	(800)	(6,659)
Net cash used by investing activities	(800)	(6,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	35,000	121,000
Proceeds from exercise of warrants	207,858	0
Proceeds from sale of common stock	30,000	676,020
Net cash provided by financing activities	272,858	676,020

Net (decrease) increase in cash and short-term investments	(2,179)	484,021

Cash and short-term investments at beginning of period 23,	31,476	23,243

Cash and short-term investments at end of period	$ 29,297	$507,264

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services rendered	$ 140,625	$ 0
Warrants issued for services rendered	$ 0	$129,600
Common stock issued upon conversion of debt	$ 75,000	$ 0
Interest expense due to beneficial conversion of debt	$ 0	$ 181,500
Expense related to issuance of Warrants	$ 47,796

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Unaudited

Three Months Ending March 31, 2001

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovative Coatings Corporation (the "Company") was incorporated in Georgia in August 1997 and commenced operations on September 1, 1997. The Company manufactures and distributes InstaCoat, a polyurea elastomeric coating used for protection and strengthening on various substrates including extruded foams, wood, metal, and concrete. The Company's principal business office is located at 1650 Airport Rd., Suite 110, Kennesaw, Georgia 30144, and its telephone number is (770) 919-0100.

The financial statements as of March 31, 2001 have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles ("GAAP"), management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Revenue Recognition

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

3. Cash and Short-Term Investments

For purposes of reporting cash flows, cash and short-term investments include cash on hand, cash in banks and short-term investments with original maturities of less than 90 days.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out basis). Inventories consist primarily of raw material chemicals.

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $542 and $2,580 for respectively. Estimated services life of property and equipment is generally 5 to 7 years.

6. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7. Loss Per Share

Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

8. Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying amount of the Company's long-term debt approximates fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of $328,314 for the three months ending March 31, 2001 and $1,258,670 for the year ending December 31, 2000, respectively. In addition, at December 31, 2000, the Company's current liabilities exceeded its current assets by $151,027, and at March 31, 2001, the Company's current assets exceeded current liabilities by only $27,191. The Company has used, rather than provided, cash in its operations for both the three month period ending March 31, 2001, and the year ended December 31, 2000.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, the Company issued one warrant to purchase one share of common stock for $1.00 to each two shares held by shareholders of record as of December 18, 2000. The warrants expired on February 10, 2001. In the three months ending March 31, 2001, $207,858 of the warrants were exercised. In addition, the Company borrowed $25,000 and $10,000 from two investors, respectively. These notes are classified as short-term debt because they are both due within a year. Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

At year-end, December 31, 2000, the Company owed $111,468 in accrued payroll taxes including interest and penalties. During the period ending March 31, 2001, the Company paid $61,158 and the balance of $50,310 was paid during June 2001.

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases space and office equipment under a noncancelable lease which expires November 30, 2004. Lease payments of $8,984.67 plus proration of certain building expenses are due monthly and are fixed for the period December 1, 2000 to November 30, 2001. From December 1, 2001 to November 30, 2002 the monthly rent is $9,193.25 plus lessees proration of certain building expenses. From December 1, 2002 to the November 30, 2003 the monthly rent is $9,193.25 per monthly plus proration of certain building expenses. From December 1, 2003 to the expiration of the lease on November 30, 2004 the monthly rent is $8,4207.08 per monthly plus proration of certain building expenses.

The Company leased a forklift during 2000 under a capital lease and payments are $4,563 per year through 2004 and a final payment of $2,662 in 2005.

Litigation

The Company is not involved in any litigation.

NOTE F - NOTES PAYABLE

In February 2001, $75,000 of convertible debt was converted into 187,500 shares of common stock. In addition, the same individual entered into a consulting agreement for three years with the Company for the purposes of enhancing the Company's sales into the mobile home manufacturing business, and received 37,500 shares of common stock in conjunction with the consulting agreement.

In February 5, 2001, the Company borrowed $25,000 from an individual. The loan bears interest at 10% per annum, and is due at the earlier of the time the Company raises an additional $200,000 in equity financing or 180 days from the date of the note, or August 1, 2001. The loan has since been repaid in full.

In March 2001, the Company borrowed $10,000 from a consultant of the Company pursuant to a promissory note dated April 1, 2001. The note does not bear interest and is due and payable on December 31, 2001.

NOTE G - EXERCISE OF WARRANT DIVIDENDS

During the three months ending March 31, 2001, the Company received $207,858 from the exercise of warrants distributed to certain shareholders as a dividend in December 2000. These warrants were distributed as a dividend to each shareholder of record as of December 18, 2000. One warrant was issued for each two shares of common stock held by shareholders and entitled the holder to purchase one share of stock for $1.00 until February 14, 2001.

NOTE H - ISSUANCE OF COMMON STOCK IN PRIVATE TRANSACTIONS

In March 2001, the Company sold 30,000 shares of common stock to a sophisticated investor for $30,000.

On or about February 6, 2001, the Company issued 37,500 shares of Common Stock to an individual as compensation under a consulting agreement dated the same date. The services related to utilizing the individual's home as a test vehicle for the Company's products. The shares were valued at $2.25 per share, based on the quoted market price at the time of $2.25 per share, which resulted in compensation expense of $84,375.

On or about February 5, 2001, the Company issued an individual 25,000 shares of common stock. The shares were issued as consideration for the individual's services in procuring significant sales of the Company's products to Norfolk Southern Railway. The shares were valued at $2.25 per share, based on the quoted market price at the time of $2.25 per share, which resulted in compensation expense of $56,250.

NOTE I - SUBSEQUENT EVENTS

In May 2001, the Company agreed to repurchase 1,250,000 common shares of a Director, Officer, and Founding Shareholder, David Brown, for the sum of $24,000 to be paid in four monthly installments of $6,000 beginning May 15, 2001. Mr. Brown resigned as a Director and Officer effective May 1, 2001. The Company repurchased all of the common stock on the agreed upon schedule.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this General Form For Registration Of Securities Of Small Business Issuer on Form 10-SB, particularly under this Item 2, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe," "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, the Company cannot avail itself of the safe harbor protections of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 with respect to any forward-looking statements contained herein.

Results of Operations for the Period ending March 31, 2001

Revenues

For the three months ending March 31, 2001, the Company had net sales of $212,164, as compared to net sales in the three months ending March 31, 2000 of $160,958, an increase of $51,206, or 31.8%.

Cost of Goods Sold

For the three months ending March 31, 2001, cost of goods sold were $136,770, as compared to cost of goods sold in the three months ending March 31, 2000 of $111,805, an increase of $24,965, or 22.3%. As a percentage of net sales, cost of goods sold decreased from 69.4% to 64.4% from 2000 to 2001. Cost of goods sold decreased as a percentage of net sales as the result of favorable pricing on contracts and volume purchases of raw materials, which reduced the Company's cost of materials.

Gross Profit

Gross profit for the three months ending March 31, 2001 increased to $75,394 from $49,153 in the three months ending March 31, 2000. As a percentage of sales, gross profit increased to 35.6% in 2001 from 30.5% in 2000. The increase in gross profit in 2001 was primarily attributable to better pricing for the Company's products and the decrease in cost of goods sold as described above.

General and Administrative Expenses

For the three months ending March 31, 2001, general and administrative expenses were $360,497, as compared to $212,522 in the three months ending March 31, 2000, an increase of $147,976, or 70%%. As a percentage of net sales, general and administrative expenses increased from 103.6% to 170% from 2000 to 2001. The increase in general and administrative expenses was primarily due to $140,625 of noncash expense associated with the issuance of 62,500 shares of common stock to two consultants for consulting services.

Other Income (Expense)

For the three months ending March 31, 2001, interest income of $4,585 as compared to interest expense of ($2,493) in three months ending March 31, 2000, an increase of $7,078. Cash interest income/expense increased in 2001 as compared to 2000 as the result of the conversion into common stock of $121,000 of convertible notes issued in January 2000. In addition, in the quarter ended March 31, 2001, the Company recorded interest income of $4,585 resulting from the reversal of accrued interest in that amount on a $75,000 convertible notes which the Company was not required to pay in connection with the conversion of the note.

In the three months ended March 31, 2000 and 2001, the Company recorded significant noncash expenses arising out of the issuance of warrants. In the period ended March 31, 2001, the amount was $47,796, while the amount in the corresponding period in 2000 was $129,600. The warrant expense in 2001 was the result of warrants distributed to shareholders as a warrant dividend in December 2000 and exercised in 2001. The warrant expense in 2000 was the result of warrants issued to various consultants and advisors hired by the Company. In addition, in the period ended March 31, 2000, the Company recorded a noncash expense in the amount of $181,500 representing the beneficial feature of $121,000 in convertible notes issued in January 2000.

Income Taxes

In the three months ending March 31, 2001 and March 31, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending March 31, 2001, the Company had a net loss of ($328,314) compared to a net loss of ($476,962) in the three months ending March 31, 2000, a decrease of $148,648, or 31%. The Company's lower net loss was the result of increased sales of $51,206, resulting in increased gross profit.

Liquidity and Capital Resources

As of March 31, 2001, the Company had net working capital of $27,191, as compared to net working capital of ($151,027) at December 31, 2000. The Company's improved working capital was the result of $207,858 in proceeds received in the first quarter from the Company's warrant dividend declared in December 2000, offset by continued operating losses incurred in the quarter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Warrant Dividend and Exercise

In December 2000, the Company distributed by dividend its Class A Common Stock Purchase Warrants to its shareholders. Each shareholder received one Class A Warrant for each two shares of common stock held by the shareholder on the record date. Fractional Class A Warrants were not issued, and all fractional Class A Warrants were rounded up to the nearest whole Class A Warrant. Each Class A Warrant entitled the holder to purchase one share of common stock for $1.00 per share until January 31, 2001, which date was extended to February 15, 2001 by the Company. In addition, the Company committed to file a registration statement to register any shares issued upon exercise of the warrants. The Company declared the warrant dividend in reliance on various no action letters released publicly by the Securities and Exchange Commission that indicated the SEC's position that registration was not required in similar transactions. (See, e.g.: Union Valley Corporation, July 19, 1989).

Prior to the deadline for exercising the Class A Warrants, shareholders exercised warrants to purchase a total of 207,857 shares. A total of $207,858 was received by the Company. The shares issued upon exercise of the warrants were issued in reliance on Rule 505. Prior to accepting an exercise of Class A Warrants, the Company distributed to the interested holder a private placement memorandum which consisted primarily of the Form 10-SB filed previously with the Securities and Exchange Commission, along with supplemental materials containing, among other things, a risk factor analysis and details of the warrant offering. In addition, the Company required that each purchaser execute subscription materials providing information to enable the Company to determine whether the purchaser was accredited. The warrant materials stated that subscriptions would not be accepted under the warrant offering to the extent the acceptance of the subscription would cause the warrant offering to fail to qualify for an exemption from registration.

Shares Issued for Consulting Services

On or about February 6, 2001, the Company issued 37,500 shares of Common Stock to Mark Porter as compensation under a consulting agreement dated the same date. The services related to utilizing Mr. Porter's home as a test vehicle for the Company's products. The shares were issued pursuant to the exemption from registration provided by Section 4(2). Mr. Porter was an existing investor in the Company who was familiar with the Company at the time of the issuance of the shares.

On or about February 5, 2001, the Company issued Robert Carroll 25,000 shares of common stock. The shares were issued as consideration for Mr. Carroll's services in procuring significant sales of the Company's products to Norfolk Southern Railway. The shares were issued pursuant to the exemption from registration provided by Section 4(2). Mr. Carroll is an accredited investor who was an existing investor in the Company as well as a business partner of the Company.

Shares Issued in 2001 Under Section 4(2)

The Company issued shares of stock in 2001 to the following persons in transactions exempt from registration under Section 4(2). In each case, the Company believed the person was either accredited or sophisticated based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the persons business affairs. The Company also provided the persons with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506.
Name of Purchaser	Date of Sale	No. of Shares	Amount Invested	Accredited (A) or Sophisticated (S)
Dawn Fink	03/28/01	30,000	$30,000	S
Total:		30,000	$30,000

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Date: October 16, 2001	/s/ Jerry Phillips
By: Jerry Phillips, President and Director