Form 10QSB/A
period 2001-03-31
INNOVATIVE COATINGS CORP
filed 2001-10-17
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 1

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

Innovative Coatings Corporation

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	24,947	24,947
Accounts Payable	118,201	209,863
Payroll Taxes Payable	29,608	111,468
Notes Payable	35,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	370	5,013
Total Current Liabilities	211,793	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 226,653	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 8,594,599 shares outstanding, no par value	0	0
Paid-In-Capital	4,481,321	3,894,442
Retained Earnings (Loss)	(4,386,168)	(3,972,255)

Total Shareholders' Equity	95,153	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 321,806	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Three months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000

Sales net of sales discounts	$ 226,956	$ 160,958
Cost of Materials	136,770	111,805

Gross Profit	90,186	49,153

Expenses
Selling, general and administrative	375,289	212,522

Loss From Operations	(285,103)	(163,369)

Other Income (Expense)
Interest Expense	4,585	(2,493)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	(47,796)	(129,600)

Net Other Income (Expense)	(43,211)	(313,593)

Income tax expense (benefit)	0	0

Net Loss	(328,314)	(476,962)

Net loss per common share
Basic	$ (0.04)	$ (0.08)
Weighted average shares outstanding	7,836,912	6,044,564

Net loss per common share (fully diluted)
Fully Diluted	$ (0.03)	$ (0.05)
Weighted average shares outstanding	9,610,653	8,919,131

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

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $5,252 and $3,122 for respectively. Estimated services life of property and equipment is generally 5 to 7 years.

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

Results of Operations for the Period ending March 31, 2001

Revenues

For the three months ending March 31, 2001, the Company had net sales of $226,956, as compared to net sales in the three months ending March 31, 2000 of $160,958, an increase of $66,998, or 41.6%.

Cost of Goods Sold

For the three months ending March 31, 2001, cost of goods sold were $136,770, as compared to cost of goods sold in the three months ending March 31, 2000 of $111,805, an increase of $24,965, or 22.3%. As a percentage of net sales, cost of goods sold decreased from 69.4% to 60.3% from 2000 to 2001. Cost of goods sold decreased as a percentage of net sales as the result of favorable pricing on contracts and volume purchases of raw materials, which reduced the Company's cost of materials.

Gross Profit

Gross profit for the three months ending March 31, 2001 increased to $90,186 from $49,153 in the three months ending March 31, 2000. As a percentage of sales, gross profit increased to 39.7% in 2001 from 30.5% in 2000. The increase in gross profit in 2001 was primarily attributable to better pricing for the Company's products and the decrease in cost of goods sold as described above.

General and Administrative Expenses

For the three months ending March 31, 2001, general and administrative expenses were $375,289, as compared to $212,522 in the three months ending March 31, 2000, an increase of $162,767, or 76.6%. As a percentage of net sales, general and administrative expenses increased from 103.6% to 165% from 2000 to 2001. The increase in general and administrative expenses was primarily due to $140,625 of noncash expense associated with the issuance of 62,500 shares of common stock to two consultants for consulting services.

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

Net Income (Loss)

In the three months ending March 31, 2001, the Company had a net loss of ($328,314) compared to a net loss of ($476,962) in the three months ending March 31, 2000, a decrease of $148,648, or 31%. The Company's lower net loss was the result of increased sales of $65,998, resulting in increased gross profit.

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
INNOVATIVE COATINGS CORPORATION
Date: October 17, 2001	/s/ Jerry Phillips
By: Jerry Phillips, President and Director