Form 10QSB
period 2001-06-30
INNOVATIVE COATINGS CORP
filed 2001-10-29
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,566,609 shares of its Common Stock, no par value, as of October 24, 2001.

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Coatings Corporation

BALANCE SHEET
	June 30, 2001	December 31, 2000
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	23,398	31,476
Trade accounts receivable, less allowance of $10,000	56,318	50,214
Inventories	89,946	93,991
Deposits	30,838	29,813
Other Current Assets	6,238	7,088
Employee Advances	7,150	6,350
Employee Loans	45,735	60,000
Total Current Assets	259,622	278,932

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	96,357	96,357
Less accumulated depreciation	(37,829)	(27,326)
Net property and equipment	77,571	88,074

TOTAL ASSETS	$ 337,193	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

BALANCE SHEET
	June 30, 2001	December 31, 2000
LIABILITIES AND SHAREHOLDERS' DEFICIT	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	2,494	24,947
Accounts Payable	234,928	209,863
Payroll Taxes Payable	43,462	111,468
Notes Payable	27,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	89	5,013
Total Current Liabilities	311,641	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 326,501	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 8,181,099, shares outstanding, no par value	0	0
Paid-In-Capital	4,769,881	3,894,442
Retained Earnings (Loss)	(4,759,189)	(3,972,255)

Total Shareholders' Equity	10,692	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 337,193	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Three months ended June 30, 2001 and 2000 (Unaudited)
	June 30, 2001	June 30, 2000

Sales net of sales discounts	$ 290,947	$ 110,459
Cost of Materials	192,260	68,146

Gross Profit	98,687	42,313

Expenses
Selling, general and administrative	418,465	414,540

Loss From Operations	(319,778)	(372,227)

Other Income (Expense)
Interest Expense	(582)	(340)
Expense related to issuance of Warrants	(52,660)	--
Net Other Income (Expense)	(53,242)	(340)

Income tax expense (benefit)	0	0

Net Loss	(373,020)	(372,567)

Net loss per common share
Basic	$ (0.05.)	$ (0.06)
Weighted average shares outstanding	7,942,662	6,301,020

Net loss per common share (fully diluted)
Fully Diluted	$ (0.04)	$ (0.04)
Weighted average shares outstanding	9,781,117	9,175,587

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Six months ended June 30, 2001 and 2000 (Unaudited)
	June 30, 2001	June 30, 2000

Sales net of sales discounts	$ 517,903	$ 271,417
Cost of Materials	329,030	179,955

Gross Profit	188,873	91,462

Expenses
Selling, general and administrative	793,754	627,062

Loss From Operations	(604,881)	(535,600)

Other Income (Expense)
Interest Expense	4,003	(2,833)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	(100,456)	(129,600)
Net Other Income (Expense)	(96,453)	(313,933)

Income tax expense (benefit)	0	0

Net Loss	(701,334)	(849,533)

Net loss per common share
Basic	$ (0.09)	$ (0.13)
Weighted average shares outstanding	7,942,662	6,301,020

Net loss per common share (fully diluted)
Fully Diluted	$ (0.07)	$ (0.09)
Weighted average shares outstanding	9,781,117	9,175,587

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000
	Six Months Ended June 30, 2001 (Unaudited)	Six Months Ended June 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(701,334)	(849,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,502	6,243
Warrants issued for consulting services	100,456
Shares issued for consulting services rendered	226,525
Interest Expense Related to Beneficial Conversion of Warrants		181,500
Expense Related to Issuance of Warrants		129,600

Changes in:
Accounts receivable	(6,102)	(22,393)
Inventories	4,045	(35,287)
Trade accounts payable	25,065	(35,839)
Accrued expenses	(22,453)	8,214
Payroll taxes payable	(68,006)	(22,023)
Interest payable	(4,924)	(9,678)
Deposits	(1,025)	(24,619)
Other assets	850	(9,451)
Notes payable	0	21,000

Total Adjustments	264,933	187,267
Net cash (used in) provided by operating activities	(436,401)	(662,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	0	(30,450)
Employee loans	14,265	(56,385)
Employee Advances	(800)
Net cash used by investing activities	13,465	(86,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes, net of repayments	27,000	121,000
Repurchase of common stock	(12,000)	0
Proceeds from exercise of warrants	207,858	0
Proceeds from sale of common stock	192,000	729,000
Net cash provided by financing activities	414,858	850,000

Net (decrease) increase in cash and short-term investments	(8,078)	100.899

Cash and short-term investments at beginning of period 23,	31,476	23,243

Cash and short-term investments at end of period	$ 23,398	$124,142

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services rendered	$ 226,525	$ 0
Warrants issued for services rendered		$129,600
Common stock issued upon conversion of debt	$ 75,000	$ 0
Interest expense due to beneficial conversion of debt	$ 0	$ 72,600
Expense related to issuance of Warrants	$ 100,456	$ 0

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ending June 30, 2001 (Unaudited)

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

The financial statements as of June 30, 2001 have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

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

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $1,750 for the period. Estimated services life of property and equipment is generally 5 to 7 years.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a net loss of $373,020 for the three months ending June 30, 2001 and $1,258,670 for the year ending December 31, 2000, respectively. In addition, at December 31, 2000, the Company's current liabilities exceeded its current assets by $151,027, and at June 30, 2001, the Company's current liabilities exceeded current assets by $52,019. The Company has used, rather than provided, cash in its operations for both the three month period ending June 30, 2001, and the year ended December 31, 2000.

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

In response to the matters described in the preceding paragraphs, the Company in April 2001 and May 2001 the Company sold 162,000 common shares to four accredited investors for total proceeds of $162,000 shares, respectively. Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

At year-end, December 31, 2000, the Company owed $111,468 in accrued payroll taxes including interest and penalties. During the periods ending March 31, 2001 and June 30, 2001, the Company paid the entire amount. Payroll taxes payable of $43,462 as of June 30, 2001 represent additional payroll taxes which have accrued since December 31, 2001.

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

NOTE F - NOTES PAYABLE

In February 5, 2001, the Company borrowed $25,000 from an individual. The loan bears interest at 10% per annum, and is due at the earlier of the time the Company raises an additional $200,000 in equity financing or 180 days from the date of the note, or August 1, 2001. During the three month period ending June 30, 2001 the Company reduced this debt by $8,000. The loan has since been repaid in full.

In March 2001, the Company borrowed $10,000 from a consultant of the Company pursuant to a promissory note dated April 1, 2001. The note does not bear interest and is due and payable on December 31, 2001.

NOTE G - ISSUANCE OF COMMON STOCK IN PRIVATE TRANSACTIONS

In April 2001, the Company sold 10,000 shares of common stock to an accredited individual for $10,000, and 2,000 shares to a relative of an employee for $2,000. In addition, the Company sold two accredited investors 100,000 and 50,000 restricted common shares for $100,000 and $50,000, respectively, in May and April.

On April 25, 2001, the Company issued 16,000 shares of Common Stock to an individual as compensation under a consulting agreement dated the same date. The services are related to introducing the Company's products to residential contractors. The shares were valued at $1.60 per share, based on the quoted market price at the time of $1.60 per share that resulted in compensation expense of $25,600. In addition, the Company issued 9,000 warrants to purchase common stock at $1.00 per share for a period expiring on June 30, 2002 which resulted in compensation expense of $5,760. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 10%; risk free interest of 4.30%; and expected warrant life of one year.

On May 15, 2001, the Company issued an individual 33,500 shares of common stock as compensation under a consulting agreement dated the same date. The services are related to introducing the Company's products to modular and mobile home manufacturers. The shares were valued at $1.80 per share, based on the quoted market price at the time of $1.80 per share, which resulted in compensation expense of $60,300. In addition the Company issued 33,500 warrants at an exercise price of $1.00 for a one year period, 33,500 warrants at an exercise price of $1.50 for two year period, and 33,500 warrants at an exercise price of $2.00 for a three year period which resulted in a compensation expense of $46,900. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 10%; risk free interest of 4.30%; and expected warrant life of one year to three years.

NOTE H - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2001, the Company entered into a settlement agreement with David Brown under which the Company released any claim against Mr. Brown. The settlement agreement resulted in the release of a loan previously made to Mr. Brown in 2000 for $28,750.

During the quarter ended June 30, 2001, the Company made loans of $4,235 and $10,000 to Jerry Phillips and Wayne Bean, both of whom are officers and directors of the Company. The loans bear interest at 8% per annum, and are repayable on December 31, 2001.

NOTE I - REPURCHASE OF COMMON SHARES

In May 2001, the Company agreed to repurchase 1,250,000 common shares of a Director, Officer, and Founding Shareholder, David Brown, for the sum of $24,000 to be paid in four monthly installments of $6,000 beginning May 15, 2001. Mr. Brown resigned as a Director and Officer effective May 15, 2001. The Company paid $12,000 under the agreement during the three month period ending June 30, 2001 for the repurchase of 625,0000 shares of common stock. After the end of the quarter, the Company paid Mr. Brown the remaining $12,000 for the repurchase of the final 625,000 shares.

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

Results of Operations for the Period ending June 30, 2001

Revenues

For the three months ending June 30, 2001, the Company had net sales of $290.297, as compared to net sales in the three months ending June 30, 2000 of $110,459, an increase of $179,838, or 162.8%. The significant increase in revenues was the result of the success of sales efforts to sell the Company's products in new markets, primarily in the market for architectural shapes, and increased usage of the Company's products among existing customers, such as Peavey Speakers and Peachtree Signs.

Cost of Goods Sold

For the three months ending June 30, 2001, cost of goods sold were $192,260, as compared to cost of goods sold in the three months ending June 30, 2000 of $68,146, an increase of $124,114, or 182.1%. As a percentage of net sales, cost of goods sold increased from 61.7% to 66.2% from 2000 to 2001. Cost of goods sold increased as a percentage of net sales as the result of increased pricing on one of the raw materials used by Company. The Company expects this increase in pricing to be temporary.

Gross Profit

Gross profit for the three months ending June 30, 2001 increased to $98,687 from $42,313 in the three months ending June 30, 2000. As a percentage of sales, gross profit decreased to 33.3% in 2001 from 38.3% in 2000. The increase in gross profit in 2001 was primarily attributable to the significant increase in sales, offset by an increase in the cost of some raw materials as described above.

General and Administrative Expenses

For the three months ending June 30, 2001, general and administrative expenses were $418,465, as compared to $414,540 in the three months ending June 30, 2000, an increase of $3,925, or 0.01%. As a percentage of net sales, general and administrative expenses decreased from 375.3% to 143.8% from 2000 to 2001. General and administrative expenses were lower as a result of the resignation of an officer of the Company during the quarter, offset by significant noncash expenses resulting from the issuance of common stock for consulting services during the period.

Interest Expense

For the three months ending June 30, 2001, interest expense was $582 as compared to $340 in three months ending June 30, 2000, an increase of $242.

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

Income Taxes

In the three months ending June 30, 2001 and June 30, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending June 30, 2001, the Company had a net loss of ($373,020) compared to a net loss of ($372,567) in the three months ending June 30, 2000, an increase of $453, or 0.01%.

Liquidity and Capital Resources

As of June 30, 2001, the Company had net working capital of ($52,019), as compared to net working capital of $27,191 at March 31, 2001. The Company's decreased working capital was the result of continued operating losses incurred in the six months ended June 30, 2001, offset by proceeds from the sale of common stock and the exercise of warrants, as well as significant noncash expenses incurred in the six month period from the issuance of warrants and common stock for services rendered.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Shares Issued for Consulting Services

On or about April 25, 2001, the Company issued Ronald Cail 16,000 shares of common stock as compensation for introducing the Company's products to residential contractors and rehabilitators known to Mr. Cail in his insurance business. Mr. Cail is an accredited investor who is also an investor in the Company.

On or about May 15, 2001, the Company issued 33,500 shares of common stock to Richard Kauffman as consideration for Mr. Kauffman's assistance in developing certain applications of the Company's products in modular and mobile home manufacturing business. Mr. Kauffman is an existing accredited investor in the Company who was familiar with Company at the time of the issuance of the shares.

Shares Repurchased by Company

On April 30, 2001, the Company and an officer and director, David Brown, mutually agreed to terminate Brown's employment agreement. As part of the termination, Brown agreed to sell his common stock in the Company, consisting of 1,250,000 shares, back to the Company for $24,000 to be paid in four monthly installments of $6,000 each beginning May15, 2001. On May 15, 2001 and June 15, 2001, the Company paid each installment of $6,000 and re-purchased 625,000 shares from Brown. Subsequently in July and August 2001, the Company has completed its repurchase of Brown's remaining 625,000 shares.

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
Name of Purchaser	Date of Sale	No. of Shares	Amount Invested	Accredited (A) or Sophisticated (S)
Ronald and Patricia Cail	04/25/01	50,000	$50,000	A
Russell and Rita Friedman	05/01/01	10,000	$10,000	A
Robert Unland	05/09/01	2,000	$ 2,000	S
Richard Kaufman	05/15/01	100,000	$100,000	A
Total:		162,000	$162,000

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 11, 2001 reporting in Item 5 on the Company's agreement to repurchase a material number of its outstanding shares, in Item 6 on the resignation of David Brown as a director and in Item 7 filed copies of the material documents relating to the matters disclosed in the Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Date: October 29, 2001	/s/ Jerry Phillips
By: Jerry Phillips, President and Director