Form 10KSB/A
period 2000-12-31
INNOVATIVE COATINGS CORP
filed 2001-11-21
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

General and Administrative Expenses

For the fiscal year ended December 31, 2000, general and administrative expenses were $1,387,173, as compared to $1,957,215 in the fiscal year ended December 31, 1999, a decrease of $570,042, or 29.1%. As a percentage of net sales, general and administrative expenses decreased from 276% to 207% from 1999 to 2000. The decrease in general and administrative expenses was primarily the result of a noncash expense of $1,150,000 recorded in 1999 as a result of the issuance of stock in payment of consulting services, offset by additional expenses incurred by the Company in 2000 in testing and developing its products for different applications, and in marketing its products.

Interest Expense

For the fiscal year ended December 31, 2000, interest expense was $188,447 as compared to $223,396 in the fiscal year ended December 31, 1999, a decrease of $34,949. Of that amount, cash interest expense was $9,999 and $91,396 in 2000 and 1999, respectively. Cash interest expense decreased in 2000 as compared to 1999 as the result of the conversion of $895,000 in convertible notes in late 1999, offset by the issuance of $121,000 of new convertible notes in 2000. In 1999, the Company recorded significant noncash interest expense resulting from the issuance of warrants to purchase common stock at $0.02 per share to the purchasers of the convertible notes. In addition, in 2000, the Company recorded noncash interest expense of $181,500 resulting from a beneficial conversion feature in convertible notes issued that year, which was the difference between the aggregate fair value of the common stock into which the convertible notes were convertible over the proceeds received from the issuance of the notes.

Income Taxes

In the fiscal years ended December 31, 2000 and 1999, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the fiscal year ended December 31, 2000, the Company had a net loss of ($1,258,670), compared to a net loss of ($1,931,784) in the fiscal year ended December 31, 1999, a decrease of $673,114, or 35%. The Company's net loss decreased in 2000 principally as the result of lower general and administrative expenses and increased gross profit and lower interest expenses resulting from the conversion of notes payable into common stock in the previous year.

Liquidity and Capital Resources

As of December 31, 2000, the Company had net working capital deficit of ($151,027), as compared to net working capital deficit of ($217,741) at December 31, 1999. The reduction of the working capital deficit from December 31, 1999 to December 31, 2000 was primarily attributable the conversion of convertible notes by the holders into shares of the Company's common stock, and the issuance of common stock in various offerings in 2000, offset by increases in accrued expenses and accounts payable resulting from the Company's operating losses in fiscal 2000, and increases in inventories and accounts receivable from normal levels. In addition, the Company invested in an in-house application facility during fiscal 2000. The application facility cost about $15,000, and was constructed to enable the Company to apply its products on a value-added basis to items shipped directly to its facilities.

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
INNOVATIVE COATINGS CORPORATION
Dated: November 21, 2001	/s/ Jerry Phillips
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: November 21, 2001	/s/ Jerry Phillips
President and Director

Dated: November 21, 2001	/s/ Donald H. Sigler, Jr.
Chairman of the Board

Dated: November 21, 2001	/s/ C. Wayne Bean
Director

Dated: November 21, 2001	/s/ John C. Thomas, Jr.
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

As discussed in Note O to the financial statements, the effect of the additional paid-in capital related to the issuance of warrants in connection a warrant dividend was not recorded in the 2000 financial statements. Adjustments have been made to additional paid-in capital and accumulated deficit to correct the errors for 2000.

/s/ Tauber and Balser, P.C.

Atlanta, Georgia

April 26, 2001

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET

DECEMBER 31, 2000
ASSETS
Current Assets
Cash	$ 31,476
Accounts receivable, net of allowance of $73,352 in 1999 and $10,000 in 2000	50,214
Employee loans	60,000
Inventories	93,991
Deposits	29,813
Employee advances	6,350
Other	7,088
Total Current Assets	278,932
Property and Equipment
Equipment	96,357
Furniture and fixtures	19,043
115,400
Less accumulated depreciation	27,326
88,074
TOTAL ASSETS	$ 367,006

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$ 75,000
Capital lease, current portion	3,668
Accounts payable	209,863
Accrued expenses	24,947
Payroll taxes payable	111,468
Interest payable	5,013
Total Current Liabilities	429,959

Long-term portion of capital lease	14,860

Shareholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized,
2,300,000 shares outstanding	--
Common stock, no par value; 15,000,000 shares authorized,
6,496,100 and 7,079,224 shares outstanding at December 31, 1999 and 2000, respectively	--
Additional Paid-in capital	4,648,992
Accumulated deficit	(4,726,805)
Total Shareholders' Equity (Deficit)	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY EQUITY (DEFICIT)	$ 367,006

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 and 1999

	2000	1999
Revenues	671,151	$ 707,809
Cost of goods sold	352,675	458,982
Gross Profit	318,476	248,827
Selling, general and administrative	1,387,173	1,957,215
Loss from Operations	(1,068,697)	(1,708,388)
Other income (expense)
Gain on sale of assets	1,526	--
Interest expense related to:
Warrants issued with convertible debt	--	(132,000)
Beneficial conversion feature of convertible debt	(181,500)	--
Other	(9,999)	(91,396)
	(189,973)	(223,396)
Net loss	$ (1,258,670)	$ (1,931,784)

Basic loss per common share	(0.20)	$ (0.69)
Diluted loss per common share	(0.20)	$ (0.69)
Weighted average common shares outstanding	6,044,564	2,792,135

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 1998	2,777,500	-	-	-	$ 119,555	(621,739)	(502,184)
Issuance of preferred shares for services performed at value of services	-	-	2,300,000	-	1,150,000	-	1,150,000
Common Stock issued for:
Conversion of convertible debt to equity	447,500	-	-	-	895,000	-	895,000
Interest on convertible debt	44,100	-	-	-	88,201	-	88,201
Warrants issued with convertible debt	-	-	-	-	132,000	-	132,000
Warrants exercised	3,200,000	-	-	-	19,000	-	19,000
Net loss	-	-	-	-	-	(1,931,784)	(1,931,784)
Balance, December 31, 1999	6,469,100	$ -	2,300,000	$ -	$2,403,756	$(2,553,523)	$ (149,767)

Common stock issued for:
Conversion of convertible debt to equity	112,516	-	-	-	46,000	-	46,000
Interest on convertible debt	4,208	-	-	-	1,724	-	1,724
Warrants issued for consulting services	-	-	-	-	129,600	-	129,600
Shares issued in private placements	493,400	-	-	-	971,800	-	971,800
Interest expense related to beneficial conversion feature of convertible debt	-	-	-	-	181,500	-	181,500
Warrant dividends	-	-	-	-	914,612	(914,612)	-
Net loss	-	-	-	-	-	(1,258,670)	(1,258,670)
Balance, December 31, 2000	7,079,224	-	2,300,000	-	$ 4,648,992	($ 4,726,805)	($ 77,813)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 and 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,258,670)	$ (1,931,784)
Adjustments:
Depreciation	14,828	7,291
Preferred stock issued for services	-	1,150,000
Warrants issued for consulting services	129,600	-
Common stock issued in payment of interest	1,724	88,201
Interest associated with:
Beneficial conversion feature of convertible debt	181,500	-
Warrants issued with convertible debt	-	132,000
Gain on sale of asset	(1,525)	-
Changes in:
Accounts receivable	(21,490)	(10,446)
Inventories	(19,799)	(49,070)
Other assets	(3,406)	(867)
Deposits	(15,676)	(11,320)
Accounts payable 7	67,814	95,453
Accrued expenses	(12,166)	28,333
Payroll taxes payable	28,951	61,653
Interest payable	(4,665)	(12,197)
Total Adjustments	345,690	1,479,031
Net cash used by operating activities	(912,980	(452,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,177)	(47,941)
Employee advances	9,925	(13,275)
Proceeds from sale of productive assets	15,775	-
Principle payments on capital lease	(1,472)	-
Employee loans	(60,000)	-
Net cash used by investing activities	(84,949)	(61,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	19,000
Principal repayments of notes payable	(86,638)	(146,800)
Proceeds from sale of common stock	971,800	-
Proceeds from issuance of convertible	121,000	550,000
Net cash provided by financing activities	1,006,162	422,200

NET (DECREASE) INCREASE IN CASH	8,233	(91,769)

CASH, BEGINNING OF YEAR	23,243	115,012

CASH, END OF YEAR	31,476	$ 23,243

CASH PAID FOR INTEREST	24,690	$ 3,185

NONCASH ACTIVITIES:
Notes converted to equity	46,000	$895,000

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

NOTE D - NOTES PAYABLE

2000 Note Offering

During 2000, $121,000 of convertible notes payable were issued. The notes were convertible into common stock at $0.40 per share, bear interest at 10% per annum and are due and payable in full one year after the date of the loan. During 2000, $46,000 of notes payable, along with $1,724 of accrued interest, were converted into 116,724 shares of common stock of the Company. As of December 31, 2000, $75,000, along with accrued interest of $5,013, remained unpaid.

The issuance of the notes payable included a beneficial conversion feature in the total amount of $181,500 in 2000 which represents the aggregate fair value at the issue date of the common stock into which the notes are convertible over the proceeds received in the issuance of the notes. These amounts have been included in additional paid-in capital and interest expense.

1999 and 1998 Convertible Note Offering

During 1999 and 1998, $550,000 and $475,000 of convertible notes payable were issued. These notes were convertible into common stock at a price of $2.00 per share, bore interest at 10% per annum and were due and payable at the earlier of one year or the date the Company raised equity financing of at least $2,500,000. During 1999, $895,000 of convertible notes payable along with $88,201 of accrued interest, were converted into 491,600 shares of common stock of the Company. As of December 31, 1999, $100,000 of notes, along with accrued interest of $6,638, remained unpaid. In 1999 and 1998, as part of the convertible note offering, and as an inducement for the note holders to invest in the offering, each purchaser of notes received a warrant to purchase one share of common stock for each $2 of principle of the note. The warrants had an exercise price of $0.02 per share. In the note offering, the Company issued warrants to purchase 275,000 and 237,500 shares of the Company's common stock in 1999 and 1998, respectively, which warrants were valued at $132,000 and $114,000, respectively. These amounts were included in interest expense in the Company's statement of operations for the year ended December 31, 1999 and 1998.

During 1999, $895,000 of the convertible notes issued in 1998 and 1999 were converted, along with 88,201 of accrued interest, into 491,600 shares of common stock of the Company.

NOTE E - CAPITAL LEASE

During 2000 the Company leased a forklift for $20,000 under a capital lease. Amortization of the capital lease included in depreciation expense for 2000 and accumulated amortization at December 31, 2000 amounted to $1,000. Future minimum payments under the lease are:
2001	$4,563
2002	$4,563
2003	$4,563
2004	$4,563
2005	$2,662
Less interest	(2,386)
$18,528

NOTE F - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:
	2000	1999
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease in tax benefit resulting from:
Imputed interest and beneficial conversion feature on warrants issued	14.0	6.0
Preferred stock issued for services	-	20.0
Other	3.0	3.0
Loss to be carried forward	17.0	5.0
Income tax provision	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:
	2000	1999
Deferred tax assets	$ 850,000	$ 460,000
Less valuation allowance	(850,000)	(460,000)
Net deferred tax assets	$ -	$ -

For financial statement purposes, no tax benefit has been reported in 2000 and 1999 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowances has been established for the full amount of the deferred tax asset.

The net change in the deferred tax valuation allowance was an increase of $390,000 and $247,000 for the years ended December 31, 2000 and 1999, respectively.

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

The Company has incurred operating losses since inception totaling approximately $3,800,000. In addition, at December 31, 2000, current liabilities exceed current assets by $151,027 and its net equity deficiency amounted to $77,813. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2000, the Company distributed to its shareholders by dividend one stock warrant for each two shares outstanding. Simultaneously, the Company's officers and directors agreed to cancel any warrants distributed on shares held by them and their affiliates, which resulted in the net distribution of 914,662 warrants. Each warrant entitled the holder to purchase one share of common stock for $1.00 per share until January 31, 2001, which date was subsequently extended to February 14, 2001. A total of 207,858 warrants were exercised.

Activity related to stock warrants was as follows:
	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,925,000.006
Granted	275,000.006
Exercised	3,200,000.006
Outstanding at December 31, 1999	-	.006
Granted	1,054,612	1.06
Outstanding at December 31, 2000	1,054,612	1.06

At December 31, 2000, the Company had stock warrants outstanding as follows:
Common Shares	Exercise Price	Expiration
Under Warrant	Per Share	Date
40,000	$2.50	January 2002
100,000	$1.00	March 2005
914,612	$1.00	February 2001

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
1999
Net loss available to common shareholders:
As reported	$ (1,931,784)
Pro forma	$ (2,576,784)

Net loss per common share:
As reported	$ (0.69)
Pro forma	$ (0.92)

NOTE L - EMPLOYEE LOANS

Employee loans with an unpaid principal balance of $60,000 are non-interest bearing, unsecured and are due December 31, 2001.

NOTE M - PREFERRED STOCK

In 1999, the Company issued 2,300,000 shares of its Series A preferred stock for services rendered. The cost of the services in the amount of $1,150,000 is based on the fair value of the stock on the date of issuance. The value of the services have been charged to operations. The contracted services are described in the agreement and include: strategic planning, assisting in taking the Company public, finding merger candidates, potential acquisitions, assisting with distributions, and fund raising and filings.

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

NOTE O - RESTATEMENTS

The December 31, 2000 financial statements have been restated to reflect additional paid in capital of $754,550 related to the issuance of warrants in connection with a warrant dividend to common stockholders in 2000. The effect of the adjustment increased additional paid in capital by $754,550 and decreased accumulated deficit by $754,550. The restatement had no effect on the loss available to common shareholders or on the loss per common share.