Form 10QSB/A
period 2001-03-31
INNOVATIVE COATINGS CORP
filed 2001-11-21
CIK 1110396

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

Innovative Coatings Corporation

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT
	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	24,947	24,947
Accounts Payable	118,201	209,863
Payroll Taxes Payable	29,608	111,468
Notes Payable	35,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	370	5,013
Total Current Liabilities	211,793	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 226,653	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 8,594,599 shares outstanding, no par value	0	0
Paid-In-Capital	5,102,476	4,648,992
Retained Earnings (Loss)	(5,007,323)	(4,726,805)

Total Shareholders' Equity	95,153	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 321,806	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Three months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000

Sales net of sales discounts	$ 226,956	$ 160,958
Cost of Materials	136,770	111,805

Gross Profit	90,186	49,153

Expenses
Selling, general and administrative	375,289	212,522

Loss From Operations	(285,103)	(163,369)

Other Income (Expense)
Interest Expense	4,585	(2,493)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	________0	(129,600)

Net Other Income (Expense)	4,585	(313,593)

Income tax expense (benefit)	0	0

Net Loss	(280,518)	(476,962)

Net loss per common share
Basic	$ (0.04)	$ (0.08)
Weighted average shares outstanding	7,836,912	6,044,564

Net loss per common share (fully diluted)
Fully Diluted	$ (0.03)	$ (0.05)
Weighted average shares outstanding	9,610,653	8,919,131

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENTS OF CASH FLOWS

For the Period Ended March 31, 2001
	Three Months Ended March 31, 2001 (Unaudited)	Three Months Ended March 31, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (280,518)	$ (476,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,252	3,122
Warrants issued for consulting services		129,600
Interest expense due to beneficial conversion feature of debt		181,500
Shares issued for services rendered	140,625

Changes in:
Accounts receivable	20,990	(45,262)
Inventories	18,604	(11,563)
Trade accounts payable	(91,662)	(67,746)
Accrued expenses	(20,703)	(37,112)
Payroll taxes payable 7	(61,158)	20,347
Interest payable	(4,643)	2,493
Deposits	(1,025)	(1,799)
Other assets	0	3,680
Notes payable	0	114,362
Total Adjustments	6,280	(291,622)
Net cash (used in) provided by operating activities	(274,238)	(185,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	0	0
Employee advances	(800)	(6,659)
Net cash used by investing activities	(800)	(6,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	35,000	121,000
Proceeds from exercise of warrants	207,858	0
Proceeds from sale of common stock	30,000	676,020
Net cash provided by financing activities	272,858	676,020

Net (decrease) increase in cash and short-term investments	(2,179)	484,021

Cash and short-term investments at beginning of period 23,	31,476	23,243

Cash and short-term investments at end of period	$ 29,297	$507,264

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services rendered	$ 140,625	$ 0
Warrants issued for services rendered	$ 0	$129,600
Common stock issued upon conversion of debt	$ 75,000	$ 0
Interest expense due to beneficial conversion of debt	$ 0	$ 181,500

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

NOTE B - RESTATEMENT

The March 31, 2001 financial statements have been restated to reflect a decrease in additional paid-in capital and a decrease in other expense of $47,796 related to the issuance of warrants in connection with a warrant dividend to common stockholders. The effect of the adjustment decreased additional paid-in capital by $47,796 and increased accumulated deficit by $47,796. The restatement decreased loss available to common shareholders by $47,796 and decreased the loss per common share by $.006.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE D - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of $280,518 for the three months ending March 31, 2001 and $1,258,670 for the year ending December 31, 2000, respectively. In addition, at December 31, 2000, the Company's current liabilities exceeded its current assets by $151,027, and at March 31, 2001, the Company's current assets exceeded current liabilities by only $27,191. The Company has used, rather than provided, cash in its operations for both the three month period ending March 31, 2001, and the year ended December 31, 2000.

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

NOTE E - PAYROLL TAXES

At year-end, December 31, 2000, the Company owed $111,468 in accrued payroll taxes including interest and penalties. During the period ending March 31, 2001, the Company paid $61,158 and the balance of $50,310 was paid during June 2001.

NOTE F - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases space and office equipment under a noncancelable lease which expires November 30, 2004. Lease payments of $8,984.67 plus proration of certain building expenses are due monthly and are fixed for the period December 1, 2000 to November 30, 2001. From December 1, 2001 to November 30, 2002 the monthly rent is $9,193.25 plus lessees proration of certain building expenses. From December 1, 2002 to the November 30, 2003 the monthly rent is $9,193.25 per monthly plus proration of certain building expenses. From December 1, 2003 to the expiration of the lease on November 30, 2004 the monthly rent is $8,427.08 per monthly plus proration of certain building expenses.

The Company leased a forklift during 2000 under a capital lease and payments are $4,563 per year through 2004 and a final payment of $2,662 in 2005.

Litigation

The Company is not involved in any litigation.

NOTE G - NOTES PAYABLE

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

NOTE H - EXERCISE OF WARRANT DIVIDENDS

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

NOTE I - ISSUANCE OF COMMON STOCK IN PRIVATE TRANSACTIONS

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

NOTE J- SUBSEQUENT EVENTS

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

Other Income (Expense)

For the three months ending March 31, 2001, the Company recorded interest income of $4,585 as compared to interest expense of ($2,493) in three months ending March 31, 2000, an increase of $7,078. Cash interest income/expense increased in 2001 as compared to 2000 as the result of the conversion into common stock of $121,000 of convertible notes issued in January 2000. In addition, in the quarter ended March 31, 2001, the Company recorded interest income of $4,585 resulting from the reversal of accrued interest in that amount on a $75,000 convertible note that the Company was not required to pay in connection with the conversion of the note.

In the three months ended March 31, 2000, the Company recorded significant noncash expenses arising out of the issuance of warrants and convertible debt. In the period ended March 31, 2000, the Company recorded an expense of $129,600 as a result of warrants issued to various consultants and advisors hired by the Company. In addition, in the period ended March 31, 2000, the Company recorded a noncash interest expense of $181,500 representing the beneficial conversion feature on $121,000 in convertible notes issued in January 2000.

Income Taxes

In the three months ending March 31, 2001 and March 31, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending March 31, 2001, the Company had a net loss of ($280,518) compared to a net loss of ($476,962) in the three months ending March 31, 2000, a decrease of $196,444, or 41%. The Company's lower net loss was the result of increased sales of $65,998, resulting in increased gross profit.

Liquidity and Capital Resources

As of March 31, 2001, the Company had net working capital of $27,191, as compared to a net working capital deficit of ($151,027) at December 31, 2000. The Company's improved working capital was the result of $207,858 in proceeds received in the first quarter from the Company's warrant dividend declared in December 2000, offset by continued operating losses incurred in the quarter.

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
INNOVATIVE COATINGS CORPORATION
Date: November 21, 2001	/s/ Jerry Phillips
By: Jerry Phillips, President and Director