Form 10QSB/A
period 2001-06-30
INNOVATIVE COATINGS CORP
filed 2001-11-21
CIK 1110396

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

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Coatings Corporation

BALANCE SHEET
	June 30, 2001	December 31, 2000
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	23,398	31,476
Trade accounts receivable, less allowance of $10,000	56,318	50,214
Inventories	89,946	93,991
Deposits	30,838	29,813
Other Current Assets	6,238	7,088
Employee Advances	7,150	6,350
Employee Loans	45,735	60,000
Total Current Assets	259,622	278,932

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	96,357	96,357
Less accumulated depreciation	(37,829)	(27,326)
Net property and equipment	77,571	88,074

TOTAL ASSETS	$ 337,193	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

BALANCE SHEET
	June 30, 2001	December 31, 2000
LIABILITIES AND SHAREHOLDERS' DEFICIT	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	2,494	24,947
Accounts Payable	234,928	209,863
Payroll Taxes Payable	43,462	111,468
Notes Payable	27,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	89	5,013
Total Current Liabilities	311,641	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 326,501	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 8,181,099, shares outstanding, no par value	0	0
Paid-In-Capital	5,391,035	4,648,992
Retained Earnings (Loss)	(5,380,343)	(4,726,805)

Total Shareholders' Equity	10,692	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 337,193	$ 367,006

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

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Six months ended June 30, 2001 and 2000 (Unaudited)
	June 30, 2001	June 30, 2000

Sales net of sales discounts	$ 517,903	$ 271,417
Cost of Materials	329,030	179,955

Gross Profit	188,873	91,462

Expenses
Selling, general and administrative	793,754	627,062

Loss From Operations	(604,881)	(535,600)

Other Income (Expense)
Interest Expense	4,003	(2,833)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	(52,660)	(129,600)
Net Other Income (Expense)	(48,657)	(313,933)

Income tax expense (benefit)	0	0

Net Loss	(653,538)	(849,533)

Net loss per common share
Basic	$ (0.08)	$ (0.13)
Weighted average shares outstanding	7,942,662	6,301,020

Net loss per common share (fully diluted)
Fully Diluted	$ (0.07)	$ (0.09)
Weighted average shares outstanding	9,781,117	9,175,587

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000
	Six Months Ended June 30, 2001 (Unaudited)	Six Months Ended June 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(653,538)	(849,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,502	6,243
Warrants issued for consulting services	52,660
Shares issued for consulting services rendered	226,525
Interest Expense Related to Beneficial Conversion of Warrants		181,500
Expense Related to Issuance of Warrants		129,600

Changes in:
Accounts receivable	(6,102)	(22,393)
Inventories	4,045	(35,287)
Trade accounts payable	25,065	(35,839)
Accrued expenses	(22,453)	8,214
Payroll taxes payable	(68,006)	(22,023)
Interest payable	(4,924)	(9,678)
Deposits	(1,025)	(24,619)
Other assets	850	(9,451)
Notes payable	0	21,000

Total Adjustments	217,137	187,267
Net cash (used in) provided by operating activities	(436,401)	(662,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	0	(30,450)
Employee loans	14,265	(56,385)
Employee Advances	(800)
Net cash used by investing activities	13,465	(86,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes, net of repayments	27,000	121,000
Repurchase of common stock	(12,000)	0
Proceeds from exercise of warrants	207,858	0
Proceeds from sale of common stock	192,000	729,000
Net cash provided by financing activities	414,858	850,000

Net (decrease) increase in cash and short-term investments	(8,078)	100.899

Cash and short-term investments at beginning of period 23,	31,476	23,243

Cash and short-term investments at end of period	$ 23,398	$124,142

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services rendered	$ 226,525	$ 0
Warrants issued for services rendered		$129,600
Common stock issued upon conversion of debt	$ 75,000	$ 0
Interest expense due to beneficial conversion of debt	$ 0	$ 72,600
Expense related to issuance of Warrants	$ 52,660	$ 0

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

NOTE B - RESTATEMENT

The financial statements have been restated to reflect a decrease in additional paid-in capital and a decrease in other expense of $47,796 for the six months ended June 30, 2001 related to the issuance of warrants in connection with a warrant dividend to common stockholders. The effect of the adjustment decreased additional paid-in capital by $47,796 and increased accumulated deficit by $47,796. The restatement decreased loss available to common shareholders by $47,796 and decreased the loss per common share by $.006.

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

NOTE H - ISSUANCE OF COMMON STOCK IN PRIVATE TRANSACTIONS

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

NOTE I - RELATED PARTY TRANSACTIONS

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

NOTE J - REPURCHASE OF COMMON SHARES

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

Other Income (Expense)

For the three months ending June 30, 2001, interest expense was $582 as compared to $340 in three months ending June 30, 2000, an increase of $242.

In the three months ended June 30, 2001, the Company recorded significant noncash expenses arising out of the issuance of warrants as compared to the same period in 2000Specifically, the Company recorded an expense of $52,660 as a result of warrants issued to various consultants and advisors hired by the Company during the quarter ended June 30, 2001, but did not incur any such expenses in the same period in 2000.

Income Taxes

In the three months ending June 30, 2001 and June 30, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending June 30, 2001, the Company had a net loss of ($373,020) compared to a net loss of ($372,567) in the three months ending June 30, 2000, an increase of $453, or 0.01%. .

Liquidity and Capital Resources

As of June 30, 2001, the Company had a net working capital deficit of ($52,019), as compared to net working capital of $27,191 at March 31, 2001. The Company's decreased working capital was the result of continued operating losses incurred in the six months ended June 30, 2001, offset by proceeds from the sale of common stock and the exercise of warrants, as well as significant noncash expenses incurred in the six month period from the issuance of warrants and common stock for services rendered.

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