Form 10QSB
period 2001-09-30
INNOVATIVE COATINGS CORP
filed 2001-11-26
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Innovative Coatings Corporation

BALANCE SHEET
	September 30, 2001	December 31, 2000
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	7,974	31,476
Trade accounts receivable, less allowance of $10,000	109,628	50,214
Inventories	71,329	93,991
Deposits	30,837	29,813
Other Current Assets	6,638	7,088
Employee Advances	10,602	6,350
Employee Loans	45,485	60,000
Total Current Assets	282,492	278,932

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	96,357	96,357
Less accumulated depreciation	(43,080)	(27,326)
Net property and equipment	72,320	88,074

TOTAL ASSETS	$ 354,812	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

BALANCE SHEET
	September 30, 2001	December 31, 2000
LIABILITIES AND SHAREHOLDERS' DEFICIT	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	16,359	24,947
Accounts Payable	178,016	209,863
Payroll Taxes Payable	104,612	111,468
Notes Payable	8,000	75,000
Capital Lease, Current Portion	3,668	3,668
Interest Payable	18	5,013
Total Current Liabilities	310,673	429,959

Long Term Portion of Capital Lease	14,860	14,860

TOTAL LIABILITIES	$ 325,533	$ 444,819

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, 7,772,099, shares outstanding, no par value	0	0
Paid-In-Capital	5,583,535	4,648,992
Retained Earnings (Loss)	(5,554,257)	(4,726,805)

Total Shareholders' Equity	29,278	(77,813)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,812	$ 367,006

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Three months ended September 30, 2001 and 2000 (Unaudited)
	September 30, 2001	September 30, 2000

Sales net of sales discounts	$ 287,224	$ 160,126
Cost of Materials	169,677	70,398

Gross Profit	117,547	89,728

Expenses
Selling, general and administrative	287,271	268,946

Loss From Operations	(169,724)	(179,218)

Other Income (Expense)
Interest Expense	(189)	(5,483)
Expense related to issuance of Warrants	(4,000)	--
Net Other Income (Expense)	(4,189)	(340)

Income tax expense (benefit)	0	0

Net Loss	(173,914)	(184,702)

Net loss per common share
Basic	$ (0.02.)	$ (0.03)
Weighted average shares outstanding	7,980,599	6,969,913

Net loss per common share (fully diluted)
Fully Diluted	$ (0.02)	$ (0.02)
Weighted average shares outstanding	9,228,082	9,269,913

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENT OF OPERATIONS

Nine Months ended September 30, 2001 and 2000 (Unaudited)
	September 30, 2001	September 30, 2000

Sales net of sales discounts	$ 805,127	$ 431,453
Cost of Materials	498,707	250,353

Gross Profit	306,419	181,100

Expenses
Selling, general and administrative	1,081,025	896,008

Loss From Operations	(774,606)	(714,908)

Other Income (Expense)
Interest Expense	3,814	(8,317)
Interest Expense Related to Beneficial Conversion
Feature of Convertible Debt	0	(181,500)
Expense related to issuance of Warrants	(56,660)	(129,600)
Net Other Income (Expense)	(52,846)	(319,417)

Income tax expense (benefit)	0	0

Net Loss	(827,452)	(1,034,325)

Net loss per common share
Basic	$ (0.10)	$ (0.15)
Weighted average shares outstanding	7,980,599	6,969,913

Net loss per common share (fully diluted)
Fully Diluted	$ (0.09)	$ (0.11)
Weighted average shares outstanding	9,228,082	9,269,913

The accompanying notes are an integral part of these financial statements.

Innovative Coatings Corporation

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000
	Nine Months Ended September 30, 2001 (Unaudited)	Nine Months Ended September 30, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(827,452)	(1,034,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,754	9,365
Warrants issued for consulting services	56,660
Shares issued for consulting services rendered	269,025
Interest Expense Related to Beneficial Conversion of Warrants		181,500
Expense Related to Issuance of Warrants		129,600

Changes in:
Accounts receivable	(59,412)	(56,018)
Inventories	22,663	(49,203)
Trade accounts payable	(31,847)	(2,333)
Accrued expenses	(8,588)	5,716
Payroll taxes payable	(6,856)	15,099
Interest payable	(4,995)	(5,918)
Deposits	(1,025)	(23,319)
Other assets	450	1,815
Notes payable	(67,000)	(31,638)

Total Adjustments	184,829	174,666
Net cash (used in) provided by operating activities	(642,623)	(859,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	0	(20,923)
Employee loans	14,515	(57,400)
Employee Advances	(4,252)
Net cash used by investing activities	10,263	(78,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	75,000	121,000
Repurchase of common stock	(24,000)	0
Proceeds from exercise of warrants	207,858	0
Proceeds from sale of common stock	350,000	846,615
Net cash provided by financing activities	608,858	967,615

Net (decrease) increase in cash and short-term investments	(23,502)	29,633

Cash and short-term investments at beginning of period 23,	31,476	23,243

Cash and short-term investments at end of period	$ 7,974	$52,876

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services rendered	$ 269,025	$ 0
Warrants issued for services rendered		$129,600
Common stock issued upon conversion of debt	$ 75,000	$ 0
Interest expense due to beneficial conversion of debt	$ 0	$ 72,600
Expense related to issuance of Warrants	$ 56,660	$ 0

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Three Months Ending September 30, 2001 (Unaudited)

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

The financial statements as of September 30, 2001 have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a net loss of $173,914 for the three months ending September 30, 2001 and $1,258,670 for the year ending December 31, 2000, respectively. In addition, at December 31, 2000, the Company's current liabilities exceeded its current assets by $151,027, and at September 30, 2001, the Company's current liabilities exceeded current assets by $28,181. The Company has used, rather than provided, cash in its operations for both the three month period ending September 30, 2001, and the year ended December 31, 2000.

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

In response to the matters described in the preceding paragraphs, the Company in July 2001 and August 2001 the Company sold 164,000 common shares to four accredited investors for total proceeds of $158,000. Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

At year-end, December 31, 2000, the Company owed $111,468 in accrued payroll taxes including interest and penalties. During the periods ending March 31, 2001 and September 30, 2001, the Company paid the entire amount. Payroll taxes payable of $104,612 as of September 30, 2001 represent additional payroll taxes, interest, and penalties which have accrued since December 31, 2001.

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

NOTE F - NOTES PAYABLE

In February 5, 2001, the Company borrowed $25,000 from an individual. The loan bears interest at 10% per annum, and is due at the earlier of the time the Company raises an additional $200,000 in equity financing or 180 days from the date of the note, or August 1, 2001. During the three month period ending September 30, 2001 the Company paid this debt in full.

In March 2001, the Company borrowed $10,000 from a consultant of the Company pursuant to a promissory note dated April 1, 2001. The note does not bear interest and is due and payable on December 31, 2001. During the three month period ending September 30, 2001 the Company reduced this debt by $2,000.

NOTE G - ISSUANCE OF COMMON STOCK IN PRIVATE TRANSACTIONS

In July 2001, the Company sold 20,000 shares of common stock to two accredited individuals for $15,000, and 4,000 shares to a relative of an employee for $3,000. In addition, the Company sold two accredited investors 100,000 and 40,000 restricted common shares for $100,000 and $40,000, respectively, in July and August.

On August 1, 2001, the Company issued 50,000 shares of Common Stock to an individual as compensation under a consulting agreement dated the February 2, 2001. The services are related to introducing the Company's products to residential contractors in the North Florida and South Georgia areas. The shares were valued at $.85 per share, based on the quoted market price at the time of $.85 per share that resulted in compensation expense of $42,500. In addition, the Company issued 50,000 warrants to purchase common stock at $1.00 per share for a one year period, 50,000 warrants at an exercise price of $1.00 for a two year period, and 50,000 warrants at an exercise price of $1.00 for a three year period which resulted in a compensation expense of $4,000. The warrants were valued using the Black-Scholes option-pricing method under the following assumptions: no dividend yield; expected volatility of 10%; risk free interest of 4.30%; and expected warrant life of one to three years.

NOTE H - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2001, employee loans payable were reduced by $250 to reflect an accounting error in a previous period.

NOTE I - REPURCHASE OF COMMON SHARES

In May 2001, the Company agreed to repurchase 1,250,000 common shares of a Director, Officer, and Founding Shareholder, David Brown, for the sum of $24,000 to be paid in four monthly installments of $6,000 beginning May 15, 2001. Mr. Brown resigned as a Director and Officer effective May 15, 2001. The Company paid $12,000 under the agreement during each of the three month periods ending March 31, 2001 and September 30, 2001 for the repurchase of all 1,250,000 shares of common stock.

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

Results of Operations for the Three Months ending September 30, 2001 and 2000

Revenues

For the three months ending September 30, 2001, the Company had net sales of $287,224, as compared to net sales in the three months ending September 30, 2000 of $160,126, an increase of $127,098, or 79.4%. The significant increase in revenues was the result of the success of sales efforts to sell the Company's products in new markets, primarily in the market for architectural shapes, and increased usage of the Company's products among existing customers, such as Peavey Speakers and Peachtree Signs.

Cost of Goods Sold

For the three months ending September 30, 2001, cost of goods sold were $169,677, as compared to cost of goods sold in the three months ending September 30, 2000 of $70,398, an increase of $99,279, or 141.0%. As a percentage of net sales, cost of goods sold increased from 44% to 59.1% from 2000 to 2001. Cost of goods sold increased as a percentage of net sales as the result of increased pricing on one of the raw materials used by Company. The Company expects this increase in pricing to be temporary.

Gross Profit

Gross profit for the three months ending September 30, 2001 increased to $117,547 from $89,728 in the three months ending September 30, 2000. As a percentage of sales, gross profit decreased to 40.9% in 2001 from 56.0% in 2000. The increase in gross profit in 2001 was primarily attributable to the significant increase in sales, offset by an increase in the cost of some raw materials as described above.

General and Administrative Expenses

For the three months ending September 30, 2001, general and administrative expenses were $287,271, as compared to $268,946 in the three months ending September 30, 2000, an increase of $18,325, or 6.4%. As a percentage of net sales, general and administrative expenses decreased from 168% to 100% from 2000 to 2001. General and administrative expenses were lower as a result of the resignation of an officer of the Company during the previous quarter, offset by significant noncash expenses resulting from the issuance of common stock for consulting services during the period.

Other Income (Expense)

For the three months ending September 30, 2001, interest expense was $189 as compared to $5,483 in three months ending September 30, 2000, a decrease of $5,294. The decreased interest expense was the result of the conversion into common stock of convertible notes that were outstanding in the prior year's period.

Income Taxes

In the three months ending September 30, 2001 and September 30, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending September 30, 2001, the Company had a net loss of ($173,914) compared to a net loss of ($184,702) in the three months ending September 30, 2000, a decrease of $10,788, or 5.8%.

Results of Operations for the Nine Months ending September 30, 2001 and 2000

Revenues

For the nine months ending September 30, 2001, the Company had net sales of $805,127, as compared to net sales in the nine months ending September 30, 2000 of $431,453, an increase of $373,674, or 86.6%. The significant increase in revenues was the result of the success of sales efforts to sell the Company's products in new markets, primarily in the market for architectural shapes, and increased usage of the Company's products among existing customers, such as Peavey Speakers, Peachtree Signs and Disney.

Cost of Goods Sold

For the nine months ending September 30, 2001, cost of goods sold were $498,707, as compared to cost of goods sold in the nine months ending September 30, 2000 of $250,353, an increase of $248,354, or 99%. As a percentage of net sales, cost of goods sold increased from 58.0% to 61.9% from 2000 to 2001. Cost of goods sold increased as a percentage of net sales as the result of increased pricing on one of the raw materials used by Company. The Company expects this increase in pricing to be temporary.

Gross Profit

Gross profit for the nine months ending September 30, 2001 increased to $306,419 from $181,100 in the nine months ending September 30, 2000. As a percentage of sales, gross profit decreased to 38.1% in 2001 from 42.0% in 2000. The increase in gross profit in 2001 was primarily attributable to the significant increase in sales, offset by an increase in the cost of some raw materials as described above.

General and Administrative Expenses

For the nine months ending September 30, 2001, general and administrative expenses were $1,081,025, as compared to $896,008 in the nine months ending September 30, 2000, an increase of $185,017, or 20.6%. As a percentage of net sales, general and administrative expenses decreased from 207.7% to 134.3% from 2000 to 2001. General and administrative expenses were lower as a percentage of sales as a result of the substantial increase in sales over the previous nine month period, offset by significant noncash expenses resulting from the issuance of common stock for consulting services during the current nine month period.

Other Income (Expense)

For the nine months ending September 30, 2001, net interest income was $3,814 as compared to net interest expense of ($8,317) in nine months ending September 30, 2000, an increase of $12,131. The decreased interest expense was the result of the conversion into common stock of convertible notes that were outstanding in the prior year's period. In addition, in the quarter ended March 31, 2001, the Company recorded interest income of $4,585 resulting from the reversal of accrued interest in that amount on a $75,000 convertible notes which the Company was not required to pay in connection with the conversion of the note.

In the nine months ended September 30, 2000 and 2001, the Company recorded noncash expenses arising out of the issuance of warrants and convertible notes. In the nine month period ended September 30, 2000, the Company recorded an expense of $129,600 as a result of warrants issued to various consultants and advisors hired by the Company, as compared to expenses of $56,660 resulting from the issuance of warrants to consultants in the nine month period ended September 30, 2001. In addition, in the period ended September 30, 2000, the Company recorded a noncash interest expense of $181,500 representing the beneficial conversion feature on $121,000 in convertible notes issued in January 2000, while no such expense was recorded in the nine month period ended September 30, 2001.

Income Taxes

In the nine months ending September 30, 2001 and September 30, 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the nine months ending September 30, 2001, the Company had a net loss of ($827,452) compared to a net loss of ($1,034,325) in the nine months ending September 30, 2000, a decrease of $206,873, or 20.0%.

Liquidity and Capital Resources

As of September 30, 2001, the Company had a net working capital deficit of ($28,181), as compared to a net working capital deficit of ($15,090) at September 30, 2000. The Company's increased working capital deficit was the result of continued operating losses incurred in the period ended September 30, 2001, offset by proceeds from the sale of common stock and the exercise of warrants, as well as significant noncash expenses incurred in the six month period from the issuance of warrants and common stock for services rendered.

The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through 2000, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives result in orders, the Company projects that it will become profitable in fiscal 2002. However, the Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2000 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations. For the year ended December 31, 2000 and during the nine months of fiscal 2001, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to enable it to continue operations at its current level past September 30, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Shares Issued for Consulting Services

On or about August 1, 2001, the Company issued Mark Porter 50,000 shares of common stock as compensation for introducing the Company's products to insulated concrete form residential contractors in the North Georgia and South Georgia areas. Mr. Porter is an accredited investor who is also an investor in the Company.

Shares Repurchased by Company

On April 30, 2001, the Company and an officer and director, David Brown, mutually agreed to terminate Brown's employment agreement. As part of the termination, Mr. Brown agreed to sell his common stock in the Company, consisting of 1,250,000 shares, back to the Company for $24,000 to be paid in four monthly installments of $6,000 each beginning May15, 2001. On May 15, 2001, June 15, 2001, July 6, 2001 and August 8, 2001 the Company paid each installment of $6,000 and re-purchased all 1,250,000 shares from Mr. Brown.

Shares Issued in 2001 Under Section 4(2)

The Company issued shares of stock in 2001 to the following persons in transactions exempt from registration under Section 4(2). In each case, the Company believed the person was either accredited or sophisticated based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the persons business affairs. The Company also provided the persons with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506, particularly the Company's prior securities filings, interim financial statements and a business plan.
Name of Purchaser	Date of Sale	No. of Shares	Amount Invested	Accredited (A) or Sophisticated (S)
Glen Clark	08/15/01	4,000	$3,000	S
C. Neil and Wanda Morgan	07/15/01	10,000	$7,500	A
Michael Cheokas	07/08/01	10,000	$ 7,500	A
Jerry Mentor	07/02/01	40,000	$40,000	A
Mark Porter	08/01/01	100,000	100,000	A
Total:		164,000	$158,000

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
INNOVATIVE COATINGS CORPORATION
Date: November 26, 2001	/s/ Jerry Phillips
By: Jerry Phillips, President and Director