Form 10KSB
period 2001-12-31
INNOVATIVE COATINGS CORP
filed 2002-04-22
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $918,703.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 18, 2002 was $2,347,288.20 based on the closing price of $0.60 per share as reported by the trading and market services of the OTC Bulletin Board.

As of April 18, 2002, the Registrant had outstanding 7,912,147 shares of its Common Stock, no par value.

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
    Coatings for pallets and topboards;
    EPA Super Fund site containment;
    Asbestos containment;
    Roofing;
    Manufactured housing exterior finish and ceiling systems; and
    Anti-fouling coating for aquaculture industry.

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

The Company has applied for the trademark InstaChem, the brand name of the Company's ployurea-based coatings. InstaChem is a 100% "solids" liquid system sprayed through conventional two-component equipment. No volatile or evaporative chemicals are used in the process; therefore, the Company's believes that its coatings do not impose an environmental threat due to VOC emissions. InstaChem is insensitive to water and reacts regardless of ambient temperature changes. The InstaChem system uses amine-terminated resins in one of the two components, which provide a fast and very consistent reaction with isocyanate (the "A component") without the use of catalysts. Management believes that the Company's coating products offer excellent physical process properties such as adhesion, abrasion resistance, durability and rapid handling time.

The Company is attempting to procure the required building code and fire rating approvals for its EIFS system for use in residential and commercial construction at local levels. For the remainder of 2002, and until building code approval is obtained, the Company is pursuing sales of its coating systems to EIFS contractors using the coating for signage, exterior and interior moldings and other ornamental uses that do not require building code approval. In some cases, where permitted by local regulations, EIFS contractors are using the Company's products and accepting the Company's product warranty in lieu of building code approval.

The Architectural Shapes and Manufactured Housing Markets

Most of the Company's current sales are from customers that use polyurea polymers to produce stucco-type decorative moldings. Currently, major customers of the Company's products for decorative moldings include Peachtree Signs, Georgia Foam, Creative Foam Shapes, and Disney. The Company believes that its product is superior to any product currently available to this industry and anticipates additional growth in this market in 2002.

The Company recently developed an exterior insulation finish system ("EIFS") for the manufactured housing industry. Research conducted with Cavalier Homes, Inc. has shown this system to be the only EIFS system that is feasible for manufactured housing. In addition, the Company has also developed a non-cracking ceiling coating system for manufactured housing. In April 2002, the Company entered into a letter of intent with a national manufactured housing products distributor to distribute the Company's ceiling coating system. The Company estimates this market and the EIFS market for manufactured housing to be in excess of $100 million per year and $25 million per year, respectively.

Other Significant Uses of Polyurea Polymers

In addition to the above applications, uses of the Company's products are continuously being developed. Other uses for which the Company is currently marketing its products include:

Railroad Parts - The Company has been supplying its products to a third party that has a contract to coat Thrall Railcar Manufacturing automobile rail car parts. Specifically, parts that rub together while in use are spray coated to increase the useful life of the part.

Military Flares - The Company is in the initial stages of submitting a bid to the U.S. Navy to become a supplier of a polyurea coatings to military flare boxes. The Company believes that its products provide an ideal coating for flare boxes because they are light, strong and fire resistant. To date, the Company has met or exceeded the test criteria presently set by the military contractor. The Company has been issued a federal vendor number, and expects an order related to this within 2002.

Pallets - The Company is working with a national building products distributor to develop a contract to apply the Company's products to pallets and topboards. Initial testing indicates that spraying pallets with polyurea polymers substantially increases their lives and renders them far easier to clean and sanitize.

Flotation Devices - The Company is working to develop a market for polyurea polymers as coatings for flotation devices used in rough or abrasive environments, such as sewage treatment plants. The Company completed its first order with Georgia Foam in the last quarter of 2001, and expects additional orders in the future.

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

Anti-fouling Coatings - The Company has recently conducted joint research with Poseidon Ocean Sciences, Inc. to develop a non-toxic antifouling coating for the marine industry. This coating repels the growth of barnacle larvae instead of killing larvae. The use of poisonous ingredients in anti-fouling coatings is being banned throughout the world over the next five years. The Company has had very good initial success with no larvae attachment after eight months of exposure in concentrated tanks of barnacle larvae in seawater. Development of a commercially viable coating is expected within the next year.

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

Trademarks and Patents

The Company has applied for a federal trademark registration for InstaChem. Notice of the trademark application was recently published, and no objections were received, but no formal trademark has been granted yet. The Company has a registered patent (#6,026,760) for floatation devices, including those constructed of wood, styrene foam, and other materials coated with the Company's polyurea. These devices include billets for docks, sewage and water treatment pond aeration floatation devices, and other applications.

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

Employees

The Company currently has 8 full-time and 4 part-time employees. Jerry Phillips has been the President, and founder since inception in September 1997. Donald H. Sigler has been the Chairman of the Board since September 1997. C. Wayne Bean has served as Vice President in charge Research and Development and Chemist since September 1997.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property. The Company leases a facility that is 20,000 square feet, of which 6,000 square feet is used as office space and the remaining 14,000 square feet is used as warehouse/manufacturing space. The lease agreement expires on November 30, 2004. The current lease payments are $8,966 per month. The Company believes that it has sufficient space to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of Innovative Coatings Corporation ("ICC")'s trade secrets and confidential and proprietary information, infringement of ICC's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. The Company has not decided at this time if it will refile the case in state court to pursue the state law claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. From August 2, 2000 to November 30, 2001, the Company's common stock has been traded on the Pink Sheets, operated by Pink Sheets, LLC, under the symbol "IVGC." On November 30, 2001, trading in the common stock was moved to the OTC Bulletin Board. The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters prior to the filing of this registration statement.
	2000		2001
	High	Low	High	Low
First Quarter	--	--	2.50	0.30
Second Quarter	--	--	2.75	0.70
Third Quarter	4.00	1.063	1.85	0.35
Fourth Quarter	2.250	1.10	1.65	0.40

There were 201 holders of record of the common stock as of April 10, 2002. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2001 or 2000. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the quarter ended December 31, 2001, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933:

In November, 2001, the Company sold 10,000 shares of common stock to an accredited individual for $10,000. In December 2001, the Company sold an accredited investor 30,769 shares of common stock for $20,000, an accredited investor 7,692 shares of common stock for $5,000, an accredited investor 15,385 shares of common stock for $10,000, an accredited investor 7,692 shares of common stock for $5,000, an accredited investor 3,000 shares of common stock for $3,000 and an accredited investor 5,000 shares of common stock for $5,000.

On December 19, 2001, the Company issued 10,000 shares of common stock to an individual as compensation for consulting services. The services are related to patent development work involving the manufactured housing industry. The shares were valued at $1.40 per share, based on the quoted market price at the time of $1.40 per share.

In December 2001, the Company issued a promissory note for $50,000 that is convertible into common stock at $0.65 per share to an existing accredited investor in the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this Annual Report on Form 10-KSB, particularly under this Item 6, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Results of Operations for the Years ended December 31, 2001 and 2000

Revenues

For the fiscal year ended December 31, 2001, the Company had net sales of $918,703, as compared to net sales in the fiscal year ended December 31, 2000 of $671,151, an increase of $247,552, or 36.9%. The Company's increased sales were the result of increased purchases from existing architectural shapes and speaker manufacturers as well as additional new customers in these two areas.

Cost of Goods Sold

For the fiscal year ended December 31, 2001, cost of goods sold were $633,522, as compared to cost of goods sold in the fiscal year ended December 31, 2000 of $352,675, an increase of $280,847, or 79.7%. As a percentage of net sales, cost of goods sold increased from 52.6% to 69% from 2000 to 2001. Cost of goods sold increased as a percentage of net sales as the result of additional costs incurred from the Company's raw material suppliers primarily due to the Company's inability to purchase in bulk quantities.

Gross Profit

Gross profit for the fiscal year ended December 31, 2001 decreased to $285,181 from $318,476 in the fiscal year ended December 31, 2000. As a percentage of sales, gross profit decreased to 31% in 2001 from 47.5% in 2000. The decrease in gross profit in 2001 was primarily attributable to the increase in raw material costs.

General and Administrative Expenses

For the fiscal year ended December 31, 2001, general and administrative expenses were $1,642,741 , as compared to $1,387,173 in the fiscal year ended December 31, 2000, an increase of $255,568 , or 18.4%. As a percentage of net sales, general and administrative expenses decreased from 207% to 179% from 2000 to 2001. The increase in general and administrative expenses was primarily the result of an increase in additional testing and research expenses related to the development of additional products related to the manufactured housing industry, and an increase in consulting expenses.

Other Income (Expense)

For the fiscal year ended December 31, 2001, the Company had net other income of $44,021), as compared to net other expense of ($189,973) in 2000. Interest expense was positively affected by the conversion of debt into equity during 2001 and lower interest expense related to the beneficial conversion feature on convertible debt issued in the period due to less convertible debt being in issued at a discount to the market price of the common stock in 2001 as compared to 2000. In addition, the Company realized $64,000 in consulting fee income arising out of consultation and testing of the Company's products for a potential customer in the manufactured housing industry. Income Taxes

In the fiscal years ended December 31, 2001 and 2000, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the fiscal year ended December 31, 2001, the Company had a net loss of ($1,313,539) compared to a net loss of ($1,258,670) in the fiscal year ended December 31, 2000, an increase of $54,869. The Company's net loss increased in 2001 principally as the result of an increase in raw materials costs and consulting expenses associated with the issuance of common shares and stock warrants for consulting services.

Liquidity and Capital Resources

As of December 31, 2001, the Company had a net working capital deficit of ($360,173) as compared to a net working capital deficit of ($151,027) at December 31, 2000. The reduction of the net working capital deficit from December 31, 2000 to December 31, 2001 was primarily attributable to increases in accounts payable and accrued expenses resulting from continued operating losses of the Company through 2001.

At December 31, 2001, the Company's accounts payable and payroll taxes payable were at higher than normal levels. The increased payroll taxes payable and accounts payable were primarily the result of the deferral of payroll taxes and expenses in order to meet the liquidity needs of the Company's business, which primarily were attributable to operating losses incurred during the year. The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through 2001, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives result in orders, the Company projects that it will become profitable in the last half of fiscal 2002. However, the Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2001 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital that the Company projects it needs to achieve profitable operations. For the year ended December 31, 2001 and during the first quarter of fiscal 2002, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to enable it to continue operations at its current level past June 30, 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2001, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.
Name	Age	First Year as Director	Position
Jerry Phillips	55	1997	President and Director
Donald H. Sigler, Jr.	56	1997	Chairman of the Board
C. Wayne Bean	44	1997	Vice President of Research and Development, Chemist, and Director
John C. Thomas, Jr.	48	1997	Director

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

Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during the fiscal years ended December 31, 2001 and 2000 to directors for services in their capacity as director.

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

Summary Compensation Table
Name	Position	Years	Salary	Other Compensation (1)	Option Grants (# shares)
Jerry Phillips	President and Director	2001 2000 1999	$80,000 $80,000 $80,000	$20,000 $20,000 $20,000	-- -- --

Donald H. Sigler, Jr. (2)	Chairman of the Board	2001 2000 1999	$70,000 $70,000 --	$20,000 $20,000 --	-- -- --

C. Wayne Bean	Vice President of Research and Development, Chemist, and Director	2001 2000 1999	$80,000 $80,000 $80,000	-- -- --	-- -- --

David Brown (3)(4)	Vice President of Engineering and Development and Director	2001 2000 1999	$27,664 $80,000 $70,000	$53,450 -- --	-- -- --

John C. Thomas, Jr.	Director	2001 2000 1999	-- -- --	-- -- --	-- -- --

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

(4) Effective April 30, 2001, the Company and Brown mutually agreed to terminate Brown's employment agreement. As part of the termination, Brown sold his common stock in the Company, consisting of 1,250,000 shares, back to the Company for $24,000, and the Company forgave a loan from Mr. Brown in the amount of $28,750.

In accordance with Item 402 of Regulation S-B of the Securities and Exchange Commission, certain columns of the table required by Item 402(b) of Regulation S-B have been omitted where there has been no compensation paid or awarded to any of the named executives in any fiscal year covered by the table.

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. None of the Company's named executive officers exercised any options or stock appreciation rights during the last fiscal year.

Employment Agreements

On July 1, 1998, the Company entered into an Employment Agreement with Don H. Sigler, under which he is employed as Chairman of the Board and a Financial Consultant. Mr. Sigler has since accepted the position of Chief Financial Officer. Mr. Sigler's compensation is a salary of $70,000 per year, with a nonaccountable expense allowance of $20,000 per year. The Employment Agreement is for a term of one year, but automatically renews for additional one year terms in the event it is not terminated by either party at least twelve months prior to the expiration thereof. The Employment Agreement provides that Mr. Sigler is obligated to keep confidential any confidential information pertaining to the Company for two years following the termination thereof, and further provides that any inventions related to the Company's business shall be the property of the Company. Finally, the Company has indemnified Mr. Sigler against any liability arising out of his activities on behalf of the Company.

On July 1, 1998, the Company entered into an Employment Agreement with Jerry Phillips, under which he is employed as President and Chief Executive Officer. Mr. Phillips compensation is a salary of $80,000 per year, with a nonaccountable expense allowance of $20,000 per year. The Employment Agreement is for a term of one year, but automatically renews for additional one year terms in the event it is not terminated by either party at least twelve months prior to the expiration thereof. The Employment Agreement provides that Mr. Phillips is obligated to keep confidential any confidential information pertaining to the Company for two years following the termination thereof, and further provides that any inventions related to the Company's business shall be the property of the Company. Finally, the Company has indemnified Mr. Phillips against any liability arising out of his activities on behalf of the Company.

On July 1, 1998, the Company entered into an Employment Agreement with C. Wayne Bean, under which he is employed as Senior Chemist and Vice President. Mr. Bean's compensation is a salary of $80,000 per year. The Employment Agreement is for a term of one year, but automatically renews for additional one year terms in the event it is not terminated by either party at least twelve months prior to the expiration thereof. The Employment Agreement provides that Mr. Bean is obligated to keep confidential any confidential information pertaining to the Company for two years following the termination thereof, and further provides that any inventions related to the Company's business shall be the property of the Company. Finally, the Company has indemnified Mr. Bean against any liability arising out of his activities on behalf of the Company.

Compensation of Directors

During 2001, the Company did not provide any compensation to its directors. The Company is actively searching for additional directors who have credentials, experience, and contacts, which will assist us in the fulfillment of our business plan. When outside directors are located who are willing to serve on the Company's board of directors, the Company anticipates adopting a board compensation policy consistent with compensation plans provided by other public companies to their outside directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of April 10, 2002, with respect to the beneficial ownership of the Company's Common Stock by all officers and directors and by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Jerry S. Phillips (2) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	15.8%

Donald Sigler (3) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	15.8%

Wayne Bean (4) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	1,250,000	15.8%

John C. Thomas, Jr. (5) 1650 Airport Dr., Suite 110 Kennesaw, Georgia 30144	250,000	3.2%

All Officers and Directors as a group	4,000,000	50.6%

(1) Based on 7,912,147 shares of Common Stock issued and outstanding as of April 10, 2002. In addition, the Company has 1,247,483 shares of Preferred Stock issued and outstanding, each of which is convertible at any time into one share of Common Stock.

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

(5) Includes 125,000 shares of Common Stock owned by Mr. Thomas and 125,000 shares of Common Stock owned by John C. Thomas, Jr. IRA.

Messrs. Sigler, Phillips, Bean and Thomas are the founding shareholders of the Company. Messrs. Sigler, Phillips, and Bean each acquired 625,000 shares of Common Stock in 1997 for $0.002 per share. At the same time, Mr. Thomas acquired 275,000 shares of Common Stock for $0.002 per share. Mr. Thomas subsequently transferred 25,000 shares to third parties.

In July 1998, the Company executed employment agreements with Messrs. Sigler, Phillips, and Bean also issued each person a warrant to purchase an additional 625,000 shares of Common Stock for $0.002 per share. Messrs. Sigler, Phillips, and Bean each exercised his warrant in full in 1999.

Effective April 30, 2001, the Company and David Brown, a director and officer, mutually agreed to terminate his employment agreement. As part of the termination, Brown sold his common stock in the Company, consisting of 1,250,000 shares, back to the Company for $24,000 and resigned as a director. Mr. Brown no longer has any affiliation with the Company.

On February 4, 2000, the Company effected a one for two reverse split of its Common Stock. All share amounts herein are after giving effect to the reverse split.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the Company's officers, directors, key personnel or principal stockholders is related by blood or marriage.

During the year ended December 31, 2000, the Company loaned three officers a total of $60,000 pursuant to notes that bear interest at the rate of 10% per annum, and were due and payable on December 31, 2001. One of the officers who received a loan was David Brown. The loan amount was $28,750. On April 30, 2001, in connection with Mr. Brown's termination of employment with the Company, the Company executed a general release in favor of Mr. Brown in which the Company released Mr. Brown from any obligation on the loan.

The Company during the year ended December 31, 2001 loaned an additional $30,250 to two officers for a total of $60,441 including interest. The Company subsequently agreed to extend the due date of the remaining notes to June 30, 2002 at an interest rate of 6% per annum. As of December 31, 2001, the principle amount outstanding under the loans was:

Employee	Total Due
Jerry S. Phillips	$29,984.93
C. Wayne Bean	$23,823.30

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.
Exhibit No.	Description
3.1	Articles of Incorporation dated August 4, 1997 (1)
3.2	Articles of Amendment dated June 1, 1998 (1)
3.3	Articles of Amendment dated June 8, 1998 (1)
3.4	Articles of Amendment dated August 31, 1998 (1)
3.5	Stock Specimen (1)
3.6	Bylaws (1)
10.1	Employment Agreement for Don Sigler (2)
10.2	Employment Agreement for Jerry Phillips (2)
10.3	Employment Agreement for Wayne Bean (2)
11.1	Statement re: computation of earnings per share (3)
22	Subsidiaries of the Registrant (4)
24	Consent of Tauber and Balser, P.C.

(1) Incorporated by reference from the Form 10-SB/A filed on January 24, 2001.

(2) Incorporated by reference form the Form 10-SB/A filed on April 3, 2001.

(3) The information required by this Exhibit can be determined from the Financial Statements included in Part F/S.

(4) The Registrant has no subsidiaries.

(b) Reports on Form 8-K. During the fourth quarter of 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Dated: April 16, 2002	/s/ Jerry Phillips
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 16, 2002	/s/ Jerry Phillips
President and Director

Dated: April 16, 2002	/s/ Donald H. Sigler, Jr.
Chairman of the Board

Dated: April 16, 2002	/s/ C. Wayne Bean
Director

Dated: April 16, 2002	/s/ John C. Thomas, Jr.
Director

INNOVATIVE COATINGS CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

INNOVATIVE COATINGS CORPORATION

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholders

Innovative Coatings Corporation

Kennesaw, Georgia

We have audited the accompanying balance sheet of Innovative Coatings Corporation as of December 31, 2001, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Coatings Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G of the financial statements, the Company has had losses in operations since its inception, had a shareholder's' deficiency at December 31, 2001 and was not current in its operating liabilities, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note G. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Tauber and Balser, P.C.

Atlanta, Georgia

March 26, 2002

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET

DECEMBER 31, 2001
ASSETS
Current Assets
Cash	$ 3,272
Accounts receivable, net of allowance of $10,000	30,015
Employee loans	60,441
Inventories	48,595
Deposits	30,838
Employee advances	10,718
Other	6,238
Total Current Assets	190,117
Property and Equipment
Equipment	98,141
Furniture and fixtures	19,043
117,184
Less accumulated depreciation	43,579
73,605
TOTAL ASSETS	$ 263,722

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable	$ 50,000
Capital lease, current portion	3,868
Accounts payable	264,885
Accrued expenses	82,898
Payroll taxes payable	143,663
Interest payable	4,976
TOTAL CURRENT LIABILITIES	550,290

Long-term portion of capital lease	10,993

Shareholders' Equity (Deficit)
Preferred stock Series A, no par value; $12,475 liquidation preference,
5,000,000 shares authorized, 1,247,483 shares issued and outstanding	-
Common stock, no par value; 15,000,000 shares authorized,
7,884,637 shares issued and outstanding
and 1,250,000 treasury shares	-
Additional paid-in capital	5,742,783
Accumulated deficit	(6,040,344)
(297,561)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Sales, net	$ 918,703	$ 671,151
Cost of goods sold	633,522	352,675
Gross profit	285,181	318,476
Selling, general and administrative	1,642,741	1,387,173
Loss from operations	(1,357,560)	(1,068,697)
Other income (expense)
Gain on sale of assets	-	1,526
Consulting income	64,000	-
Interest expense related to beneficial conversion of convertible debt	(13,333)	(181,500)
Other interest	(6,646)	(9,999)
	(44,021)	(189,973)
Net loss	$ (1,313,539)	$ (1,258,670)

Net loss per common share, basic and diluted	$ (0.16)	$ (0.21)

Weighted average number of common shares outstanding	8,043,858	6,044,564

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2001 AND 2000

	Preferred Stock	Preferred Stock	Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Shares	Shares	Capital	Deficit	Equity (deficit)

Balance, December 31, 1999	6,469,100	2,300,000	-	$2,403,756	$(2,553,523)	$ (149,767)
Common stock issued for:			-
Conversion of convertible debt to equity	112,516	-	-	46,000	-	46,000
Interest on convertible debt	4,208	-	-	1,724	-	1,724
Warrants issued for consulting services	-	-	-	129,600	-	129,600
Private placements	493,400	-	-	971,800	-	971,800
Increase for interest expense related to
beneficial conversion feature of convertible debt	-	-	-	181,500	-	181,500
Warrant dividends	-	-	-	914,612	(914,612)	-
Net loss	-	-	-	-	(1,258,670)	(1,258,670)
Balance, December 31, 2000	7,079,224	2,300,000	-	$ 4,648,992	($ 4,726,805)	($ 77,813)
Common stock issued for:
Conversion of convertible debt to equity	187,500	-	-	75,000	-	75,000
Services	172,000	-	-	283,025	-	283,025
Warrants issued for consulting services	-	-	-	130,575	-	130,575
Private placements	435,538	-	-	408,000	-	408,000
Increase for interest expense related to
beneficial conversion feature of convertible debt	-	-	-	13,333	-	13,333
Conversion of preferred stock to common stock	1,052,517	(1,052,517)	-	-	-	-
Exercise of warrants	207,858	-	-	207,858	-	207,858
Repurchase of common stock, at cost	(1,250,000)	-	1,250,000	(24,000)	-	(24,000)
Net loss	-	-	-	-	(1,313,539)	(1,313,539)
Balance, December 31, 2001	7,884,637	1,247,483	1,250,000	$ 5,742,783	$ (6,040,344)	$ (297,561)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,313,539)	$ (1,258,670)
Adjustments:
Depreciation	16,253	14,828
Warrants issued for consulting services	130,575	-
Common Shares issued for consulting services	283,025	129,600
Common stock issued in payment of interest	-	1,724
Interest associated with beneficial conversion feature of convertible debt	13,333	181,500
Gain on sale of asset	-	(1,525)
Changes in:
Accounts receivable	20,201	(21,490)
Inventories	45,396	(19,799)
Other assets	850	(3,406)
Deposits	(1,025)	(15,676)
Accounts payable	55,023	67,814
Accrued expenses	57,951	(12,166)
Payroll taxes payable	32,194	28,951
Interest payable	(37)	(4,665)
Total Adjustments	653,739	345,690
Net cash used by operating activities	(659,800)	(912,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,784)	(49,177)
Proceeds from sale of property and equipment	-	15,775
Employee loans	(441)	(60,000)
Employee advances	(4,370)	9,925
Net cash used by investing activities	6,595)	(83,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of short term notes payable	(35,000)	(86,638)
Exercise of warrants	207,858	-
Repurchase of common stock	(24,000)	-
Principle payments on capital lease	(3,667)	(1,472)
Proceeds from sale of common stock	408,000	971,800
Proceeds from issuance of short term notes payable	35,000	-
Proceeds from issuance of convertible debt	50,000	121,000
Net cash provided by financing activities	638,191	1,004,690

NET (DECREASE) INCREASE IN CASH	(28,204)	8,233

CASH, BEGINNING OF YEAR	31,476	23,243

CASH, END OF YEAR	$ 3,272	31,476
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,223	24,690

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

During the year ended December 31, 2001, 1,052,517 shares of preferred stock were converted to 1,052,517 shares of common stock.

During the year ended December 31, 2001, $75,000 of notes payable converted to 187,500 shares of common stock.

During the year ended December 31, 2000, $46,000 of notes payable were converted to 112,516 shares of common stock.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Innovative Coatings Corporation (the "Company") was established in 1997 and manufactures and distributes InstaCoat, a polyurea elastomeric coating used for protection and strengthening on a variety of substrates including extruded foams, wood, metal and concrete. Its customers are located throughout the United States. The accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, cash flows, or results of operations, are summarized below.

Inventories

Inventories, principally raw materials, are stated at the lower of cost (first-in, first-out basis) or market.

Income Taxes

Deferred income tax assets and liabilities are determined for the effects of net operating loss carryforwards and the differences between the financial statement and tax bases of assets and liabilities.

Property and Equipment

Equipment and furniture and fixtures are stated at cost. Depreciation is provided on the straight-line method over the estimated lives of the various assets, generally 5 to 10 years.

Use of Estimates

The timely preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, shipment of the product has occurred, the price to the buyer is fixed and determinable, and collection is probable. The Company does not refund the purchase price of products accepted for return, but gives the customer a credit against future purchases. The Company does not reserve any amount at the time of sale for anticipated credits for returns and warranty claims based on its experience that such amounts are minimal.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, stock warrants, and convertible debt and stock. As the Company's stock options, stock warrants, and convertible debt and stock are antidilutive for all periods presented, dilutive loss per share is the same as basic loss per share.

At December 31, 2001 and 2000, outstanding stock options, stock warrants, and convertible debt and stock to purchase 1,808,906 and 3,754,662 shares, respectively, of the Company's common stock were not included in the computation of diluted loss per share as their effect would be antidilutive.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Expense

The Company records expense in conjunction with the issuance of its stock and stock warrants for various services and interest in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, stock-based expense for non-employees is recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

NOTE B - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments.

NOTE C -LEASES

During 2000 the Company leased a forklift under a capital lease that was capitalized at $20,000. Amortization of the capital lease included in depreciation expense for 2001 and 2000 amounted to $2,000 and $1,000, respectively. Future minimum payments under the lease are:
2002	$ 4,563
2003	4,563
2004	4,563
2005	2,662
Less interest	(1,490)
$14,861

Included in operating lease expense is a building lease which covers a period of 60 months ending November 30, 2004.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

Future minimum rentals under the operating lease are as follows:
2002	$110,319
2003	110,319
2004	101,125
$321,763

Rent expense under the building lease was $109,460 and $98,595, respectively, for the years ended December 31, 2001 and 2000.

NOTE D - NOTES PAYABLE

During 2001 and 2000, $50,000 and $121,000, respectively, of convertible notes payable were issued. These notes were convertible into common stock at a price of $.65 per share for the notes issued in 2001 and $.40 per share for the notes issued in 2000. During 2001 and 2000, $75,000 and $46,000, respectively, of notes payable along with $0 and $1,724 of accrued interest, were converted into 187,500 and 116,724 shares of common stock of the Company. As of December 31, 2001 and 2000, $50,000 and $75,000, along with accrued interest of $4,976 and $6,638, respectively, remained unpaid.

The issuance of the notes payable during 2001 included a beneficial conversion feature in the total amount of $20,000 which represents the aggregate fair value at the issue date of the common stock into which the notes are convertible over the proceeds received in the issuance of the notes. This amount will be amortized over the period through the date of earliest conversion and has been included in additional paid-in capital and interest expense. At December 31, 2001, $6,667 remains unamortized.

The issuance of the notes payable during 2000 included a beneficial conversion feature in the total amount of $181,500, which represents the aggregate fair value at the issue date of the common stock into which the notes are convertible over the proceeds received in the issuance of the notes. This amount has been included in additional paid-in capital and interest expense.

NOTE E - INCOME TAXES

The effective tax rate varies from the federal statutory rate as a result of the following items:
	2001	2000

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
Decrease in tax benefit resulting from:
Imputed interest	2.0	16.0
Other	7.0	10.0
Loss to be carried forward	25.0	8.0
Income tax provision	0.0%	0.0%

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:
	2001	2000

Deferred tax assets	$ 1,525,000	$ 860,000
Less valuation allowance	(1,525,000)	(860,000)
Net deferred tax assets	$ -	$ -

For financial statement purposes, no tax benefit has been reported in 2001 and 2000 as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

The net change in the deferred tax valuation allowance was an increase of $665,000 and $390,000 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company's net operating loss carryforwards of approximately $3,810,000 expire between 2018 and 2021. The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. The Company has not filed its 2000 federal and state income tax returns.

NOTE F - PAYROLL TAXES

The Company has not made certain required federal payroll tax payments in 2001 and has not made any of the required state payroll tax payments since its inception. The penalties and interest related to the nonpayment of these items was approximately $81,000 at December 31, 2001 and is included in accrued expenses.

NOTE G - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $1,313,539 and $1,258,670 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of $360,173 and an equity deficiency of $297,561 at December 31, 2001. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 2001 and 2000 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include raising additional capital to satisfy the operating needs for its continued development of its product line and customer base.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE H - RESEARCH AND DEVELOPMENT COSTS

Research and development costs of $36,657 and $17,570, respectively, were charged to expense in 2001 and 2000.

NOTE I - OPTIONS AND WARRANTS

Stock options

In 2000, various employees were granted a total of 125,000 stock options with an exercise price of $1.00 per share and an expiration date of December 31, 2002. All of these options were exercisable at December 31, 2001 and 2000.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for options issued to its employees rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the options equaled the fair market value on the date of grant, no compensation expense was recognized.

SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: no dividend yield for each year; expected volatility of 10%; weighted-average risk-free interest rates of 6.43%, and weighted-average expected option lives of three years. The weighted-average fair value of options granted during 2000 was $.13.
	2001	2000
Net loss available to common shareholders:
As reported	($1,313,539)	$(1,258,670)
Pro forma	($1,313,539)	$(1,280,521)

Net loss per common share:
As reported	$ (0.16)	$ (0.21)
Pro forma	$ (0.16)	$ (0.22)

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE I - OPTIONS AND WARRANTS (CONTINUED)

Stock warrants

During 2001 the Company issued 259,500 stock warrants valued at $130,575 as compensation for consulting services which was included in selling, general and administrative expenses in the statement of operations. The warrants were valued using the Black-Scholes option-pricing method under the following weighted average assumptions: no dividend yield; expected volatility of 65%; risk-free interest rate of 4%; and expected warrant lives of one to three years.

During 2000 the Company issued 140,000 stock warrants valued at $129,600 as compensation for consulting services which was included in selling, general and administrative expenses in the statement of operations. The warrants were valued using the Black-Scholes option-pricing method under the following weighted average assumptions: no dividend yield; expected volatility of 10%; risk- free interest rate of 6.51%; and expected warrant lives of two to five years.

In December 2000, the Company distributed to its shareholders by dividend one stock warrant for each two common shares outstanding. Simultaneously, the Company officers and directors agreed to cancel any warrants distributable on shares held by them and their affiliates, which resulted in the net distribution of 914,662 warrants. Each warrant entitled the holder to purchase one share of common stock for $1.00 per share until January 31, 2001, which date was subsequently extended to February 14, 2001. A total of 207,858 warrants were exercised.

Activity related to stock warrants was as follows:
		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 1999	-	$ -
Granted	1,054,662	$ 1.06
Outstanding at December 31, 2000	1,054,662	$ 1.06
Granted	259,500	$ 1.00
Exercised	(207,858)	$ 1.00
Expired	(746,804)	$ 1.06
Outstanding at December 31, 2001	359,500	$ 1.00

At December 31, 2001 and 2000, all of the outstanding warrants are exercisable. The weighted-average fair value of warrants granted in 2001 and 2000 was $0.50 and $1.00, respectively.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE I - OPTIONS AND WARRANTS (CONTINUED)

At December 31, 2001, the Company had stock warrants outstanding as follows:
Common Shares	Exercise Price	Expiration
Under Warrant	Per Share	Date
9,000	$1.00	March 2002
33,500	$1.00	May 2002
33,500	$1.00	May 2003
33,500	$1.00	May 2004
50,000	$1.00	August 2002
50,000	$1.00	August 2003
50,000	$1.00	August 2004
100,000	$1.00	March 2005
359,500

NOTE J - EMPLOYEE LOANS

Loans to officers and employees with unpaid principal and accrued interest balance of $60,441 bear interest at 6%, are unsecured, and are due June 30, 2002.

NOTE K - PREFERRED STOCK

The Series A preferred stock has no par value, its holders are not entitled to vote on any matter submitted to a vote of shareholders generally, are not entitled to dividends, but are entitled to a liquidation preference of $0.01 per share or $12,475. Each share of Series A preferred stock is convertible into one share of the Company's common stock at the option of the holder.

In addition, the Company has the right to compel conversion of the Series A preferred stock at any time after December 31, 1999 or any time after a majority of the shares of Series A preferred stock have been converted. The Series A preferred stock will automatically be converted upon closing of a public offering by the Company of at least $10,000,000.

NOTE L - SUBSEQUENT EVENTS

On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for six months beginning on the date of the note. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on June 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note.

In 2002 the Company signed a note payable with its landlord for $53,259, representing three months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in April 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2000

NOTE M - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company recorded the approximate $81,000 of expense associated with penalties related to unpaid payroll taxes which occurred throughout the year.

During the fourth quarter of 2001, the Company recorded the approximate $74,000 of additional interest expense associated with the issuance of stock warrants for consulting services occurring in the second and third quarters of 2001. The additional expense resulted from the use of an increased volatility assumption to calculate the value of the issued warrants under the Black-Scholes option-pricing method.