Form 10-Q
period 2002-03-31
INNOVATIVE COATINGS CORP
filed 2002-05-15
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 0-12914

_________________________________________________

INNOVATIVE COATINGS CORPORATION

(Exact name of small business issuer as specified in its charter)
Georgia	58-2337027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,912,147 shares of its Common Stock, no par value, as of May 14, 2002.

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
ASSETS	March 31	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	31,719	3,272
Trade accounts receivable, less allowance of $10,000	17,064	30,015
Inventories	48,585	48,595
Deposits	30,838	30,838
Other Current Assets	6,238	6,238
Employee Advances	17,268	10,718
Employee Loans	65,441	60,441
Total Current Assets	217,153	190,117

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	97,641	98,141
Less accumulated depreciation	(48,830)	(43,579)
Net property and equipment	67,854	73,605

TOTAL ASSETS	$ 285,007	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT	March 31	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	111,000	82,898
Accounts Payable	215,598	264,885
Payroll Taxes Payable	174,161	143,663
Notes Payable	103,259	50,000
Capital Lease, Current Portion	3,868	3,668
Interest Payable	--	4,976
Total Current Liabilities	607,886	550,290

Long Term Note Payable	128,000	0
Long Term Portion of Capital Lease	9,700	10,993

TOTAL LIABILITIES	$ 745,586	$ 561,283

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, no par value 7,912,147 and 7,884,637 shares outstanding at March 31, 2002 and December 31, 2001, respectively	0	0
Paid-In-Capital	5,863,600	5,742,783,
Retained Earnings (Loss)	(6,324,179)	(6,040,344)

Total Shareholders' Equity	(460,579)	(297,561))

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 285,007	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Three months ended March 31, 2002 and 2001 (Unaudited)
	2002	2001

Sales net of sales discounts	$ 161,400	$ 226,956
Cost of Materials	105,860	136,770

Gross Profit	55,539	90,186

Expenses
Selling, general and administrative	325,813	375,289

Loss From Operations	(270,274)	(285,103)

Other Income (Expense)
Interest Expense	(13,562)	4,585
	(13,562)	4,585

Net Loss	(283,836)	(280,518)

Net loss per common share
Basic	$ (0.04)	$ (0.04)
Weighted average shares outstanding	7,944,504	7,836,912

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

For the Period Ended March 31, 2002
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (283,836)	$ (280,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,251	5,252
Warrants issued for consulting services	24,250
Interest expense due to beneficial conversion feature of debt	13,067
Shares issued for services rendered	53,500	140,625
Changes in:
Accounts receivable	12,951	20,990
Inventories	10	18,604
Trade accounts payable	(48,887)	(91,662)
Accrued expenses	28,102	(20,703)
Payroll taxes payable	30,498	(61,158)
Interest payable	(4,976)	(4,643)
Deposits	0	(1,025)
Other assets	0	0
Notes payable	0	0
Total Adjustments	113,366	6,280
Net cash (used in) provided by operating activities	(170,470)	(274,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	500	0
Employee advances and loans	(11,550)	(800)
Net cash used by investing activities	(11,050)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(1,292)	--
Proceeds from issuance of notes	181,259	35,000
Proceeds from exercise of warrants	0	207,858
Proceeds from sale of common stock	30,000	30,000
Net cash provided by financing activities	209,967	272,858

Net (decrease) increase in cash and short-term investments	28,447	(2,179)

Cash and short-term investments at beginning of period	3,272	31,476

Cash and short-term investments at end of period	$ 31,719	$ 29,297

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services rendered	$ 53,500	$ 0
Warrants issued for services rendered	$ 24,250	$ 129,600
Interest expense due to beneficial conversion of debt	$ 13,067	$ 181,500

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Unaudited

Three Months Ending March 31, 2002

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovative Coatings Corporation (the "Company") was incorporated in Georgia in August 1997 and commenced operations on September 1, 1997. The Company manufactures and distributes InstaChem, a polyurea elastomeric coating used for protection and strengthening on various substrates including extruded foams, wood, metal, and concrete. The Company's principal business office is located at 1650 Airport Rd., Suite 110, Kennesaw, Georgia 30144, and its telephone number is (770) 919-0100.

The financial statements as of March 31, 2002 have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

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

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $5,252 for the periods ended March 31, 2002 and 2001, respectively. Estimated services life of property and equipment is generally 5 to 7 years.

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

7. Loss Per Share

Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including convertible preferred shares and options and warrants outstanding during the period.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of $283,836 for the three months ending March 31, 2002 and $1,313,539 for the year ending December 31, 2001, respectively. In addition, at December 31, 2001, the Company's current liabilities exceeded its current assets by $360,173, and at March 31, 2002, the Company's current liabilities exceeded current assets by $390,733. The Company has used, rather than provided, cash in its operations for both the three-month period ending March 31, 2002, and the year ended December 31, 2001.

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

In response to the matters described in the preceding paragraphs, the Company sold 30,000 shares of common stock for $30,000 to an accredited investor during the three months ending March 31, 2002. On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for six months beginning on the date of the note. At March 31, 2002, the note's principal balance was $128,000. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on June 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note.

In 2002 the Company signed a note payable with its landlord for $53,259, representing three months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in May 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

The Company has not made certain required federal payroll tax payments in 2002 and has not made any of the required state payroll tax payments since its inception. The unpaid balance of all payroll taxes as of March 31, 2002, was $255,415, including interest and penalties of $81,254.

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases space and office equipment under a non-cancelable lease which expires November 30, 2004. In 2002 the Company signed a note payable with its landlord for $53,259, representing three months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in April 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001. From December 1, 2001 to November 30, 2002 the monthly rent is $9,193.25 plus lessees proration of certain building expenses. From December 1, 2002 to the November 30, 2003 the monthly rent is $9,193.25 per monthly plus proration of certain building expenses. From December 1, 2003 to the expiration of the lease on November 30, 2004 the monthly rent is $8,427.08 per monthly plus proration of certain building expenses.

The Company leased a forklift during 2000 under a capital lease and payments are $4,563 per year through 2004 and a final payment of $2,662 in 2005.

Litigation

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. The Company has not decided at this time if it will refile the case in state court to pursue the state law claims.

NOTE F - NOTES PAYABLE

On November 1, 2001, the Company executed a note payable to a shareholder in the amount of $50,000 due on February 1, 2002 at 10% per annum. The due date of said note has been extended until June 1, 2002. This note is convertible into common shares at one share for every $0.65 of principal and interest due.

On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for six months beginning on the date of the note. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on June 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note. On March 31, 2002, the unpaid principal balance was $128,000.

In 2002 the Company signed a note payable with its landlord for $53,259, representing three months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in May 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

NOTE G - ISSUANCE OF COMMON STOCK AND WARRANTS IN PRIVATE TRANSACTIONS

On February 3, 2002, the Company sold 30,000 shares of common stock to a sophisticated investor for $30,000. In addition, the Company issued 30,000 warrants to this individual for consulting services rendered during the period ending March 31, 2002. Each warrant is exercisable at $1.00 for two years ending February 4, 2004. The Company estimates the fair value of this stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant: no dividend yield for each year; expected volatility of 65%; weighted-average risk-free interest rates of 3.04%, and weighted-average expected option lives of two years. The Company recorded an expense of $8,100 associated with this grant.

On February 2, 2002, the Company entered into a Financial Advisory Agreement with MidSouth Capital, Inc. and Baxter Capital Advisors and issued 6,000 shares and 24,000 shares, respectively, of Common Stock. Based upon a market price of $.85 on the date of issuance, the Company recorded an expense of $25,500 associated with the issuance of these shares during the period ending March 31, 2002. In addition, the Company issued 17,000 warrants and 68,000 warrants to MidSouth Capital, Inc. and Baxter Capital Advisors, respectively. Each warrant is exercisable at $4.00 for a period of 5 years ending February 3, 2007. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant: no dividend yield for each year; expected volatility of 60%; weighted-average risk-free interest rates of 3.60%, and weighted-average expected option lives of five years. The Company recorded an expense of $16,150 associated with this grant.

On February 20, 2002, the Company issued 40,000 shares of Common Stock to an individual for consulting services rendered during the period ending March 31, 2002. Based upon a market price of $0.70 on the date of issuance of these shares, the Company recorded an expense of $28,000 associated with the issuance of these shares during the period ending March 31, 2002.

NOTE H- SUBSEQUENT EVENTS

On April 19, 2002, John Thomas resigned from the Board of Directors. The Company has no immediate plans to replace the Director.

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

Results of Operations for the Period ending March 31, 2002

Revenues

For the three months ending March 31, 2002, the Company had net sales of $161,400, as compared to net sales in the three months ending March 31, 2001 of $226,956, a decrease of $65,556, or 28.8%. Revenues decreased as a result of reduced orders received from customers affected by events on September 11, 2001, primarily due to a significant drop in sales to the shapes segment. The shapes segment is heavily dependent on sales to amusement parks (such as Disney), which decreased capital and maintenance expenditures following a drop in customer traffic resulting from the terrorist attacks in September 2001. The Company projects that sales in the following quarter will return to normal levels due to a resumption of normal buying patterns in the shapes segment and the initiation of sales into the roofing market.

Cost of Goods Sold

For the three months ending March 31, 2002, cost of goods sold were $105,860, as compared to cost of goods sold in the three months ending March 31, 2001 of $136,770 a decrease of $30,910, or 22.5%. As a percentage of net sales, cost of goods sold increased from 60.3% to 65.6% from 2001 to 2002. Cost of goods sold increased as a percentage of net sales as the result of less favorable pricing due to fewer volume purchases of raw materials.

Gross Profit

Gross profit for the three months ending March 31, 2002 decreased to $55,539 from $90,186 in the three months ending March 31, 2001. As a percentage of sales, gross profit decreased to 34.4% in 2002 from 39.7% in 2001. The decrease in gross profit in 2002 was primarily attributable to less favorable pricing on raw materials due to fewer volume purchases of raw materials as described above.

General and Administrative Expenses

For the three months ending March 31, 2002, general and administrative expenses were $325,813 as compared to $375,289 in the three months ending March 31, 2001, a decrease of $49,476, or 13.2%. As a percentage of net sales, general and administrative expenses increased from 195.5% to 201.9% from 2001 to 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to the drop in sales during the current period. The overall decrease in general and administrative expenses was primarily due to lower expenses associated with the issuance of shares for consulting services than in the prior year's period.

Other Income (Expense)

For the three months ending March 31, 2002, the Company recorded interest expense of $13,562 as compared to interest income of $4,585 in three months ending March 31, 2001, a decrease of $18,147. Cash interest income/expense decreased in 2002 as compared to 2001 primarily as the result of increased levels of borrowing by the Company during the current period. In addition, the Company recorded interest income of $4,585 in March 31, 2001 resulting from the reversal of accrued interest in that amount relating to interest that the Company was not required to pay in connection with the conversion of a note.

Income Taxes

In the three months ending March 31, 2002 and March 31, 2001, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the three months ending March 31, 2002, the Company had a net loss of ($283,836) compared to a net loss of ($280,517) in the three months ending March 31, 2001, a decrease of $3,319, or 1.2%. The Company's higher net loss was the result of decreased sales of $65,556, resulting in an increase in loss from operations.

Liquidity and Capital Resources

As of March 31, 2002, the Company had net working capital deficit of ($390,733), as compared to a net working capital deficit of ($360,173) at December 31, 2001. The Company's increased working capital deficit was the result of continued operating losses incurred in the quarter.

The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through 2001, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives result in orders, the Company projects that it will become profitable in the last quarter of fiscal 2002. However, the Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2001 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations. For the year ended December 31, 2001 and during the first quarter of fiscal 2002, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to enable it to continue operations at its current level past September 30, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty. The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. The Company has not decided at this time if it will refile the case in state court to pursue the state law claims.

Item 2. Changes in Securities.

Shares Issued for Consulting Services

On February 3, 2002, the Company issued 30,000 warrants to this individual for consulting services rendered during the period ending March 31, 2002.

On February 4, 2002, the Company entered into a Financial Advisory Agreement with MidSouth Capital, Inc. and Baxter Capital Advisors and issued 6,000 shares and 24,000 shares, respectively, of Common Stock.

On February 20, 2002, the Company issued 40,000 shares of Common Stock to an individual for consulting services rendered during the period ending March 31, 2002.

Shares Issued under Section 4(2)

On February 3, 2002, the Company sold 30,000 shares of common stock to a sophisticated investor for $30,000. The Company issued the shares in a transaction exempt from registration under Section 4(2). The Company believed the person was accredited based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the person's business affairs. The Company also provided the person with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506.
Name of			Amount	Accredited (A) or
Purchaser	Date of Sale	No. of Shares	Invested	Sophisticated (S)
Gerald Mentor	02/03/02	30,000	$30,000	S

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On April 19, 2002, John Thomas resigned from the Board of Directors. A copy of his resignation letter stating the reasons for his resignation is included herein as an Exhibit.

Item 6. Exhibits and Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Date: May 15, 2002	/s/ Jerry Phillips
By: Jerry Phillips, President and Director