Form 10QSB
period 2002-06-30
INNOVATIVE COATINGS CORP
filed 2002-08-21
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,059,687 shares of its Common Stock, no par value, as of June 30, 2002.

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
ASSETS	June 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	7,298	3,272
Trade accounts receivable, less allowance of $10,000	30,959	30,015
Inventories	52,779	48,595
Deposits	30,838	30,838
Other Current Assets	6,238	6,238
Employee Advances	18,093	10,718
Employee Loans	69,941	60,441
Total Current Assets	216,146	190,117

PROPERTY AND EQUIPMENT
Furniture and Fixtures	16,068	19,043
Equipment	100,616	98,141
Less accumulated depreciation	(54,081)	(43,579)
Net property and equipment	62,602	73,605

TOTAL ASSETS	$ 278,748	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT	June 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	14,751	82,898
Accounts Payable	340,811	264,885
Payroll Taxes Payable	344,257	143,663
Notes Payable	107,811	50,000
Other Current Liabilities	4,550	0
Capital Lease, Current Portion	2,271	3,668
Interest Payable	2,488	4,976
Total Current Liabilities	816,940	550,290

Long Term Note Payable	160,000	0
Long Term Portion of Capital Lease	12,286	10,993

TOTAL LIABILITIES	989,226	561,283

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, no par value 8,059,687 and 7,884,637 shares outstanding at June 30, 2002 and December 31, 2001, respectively	0	0
Paid-In-Capital	5,903,350	5,742,783,
Retained Earnings (Loss)	(6,613,828)	(6,040,344)

Total Shareholders' Equity	(710,478)	(297,561))

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 278,748	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Three months ended June 30, 2002 and 2001 (Unaudited)
	2002	2001

Sales net of sales discounts	$210,312	$ 290,947
Cost of Materials	145,501	192,260

Gross Profit	64,811	98,687

Expenses
Selling, general and administrative	339,057	418,465

Loss From Operations	(274,246)	(319,778)

Other Income (Expense)
Expense Related to Issuance of Warrants	(300)	(52,660)
Interest Expense	(15,402)	(582)
Net Other Income (Expense)	(15,702)	(53,242)

Net Loss	($ 289,948)	($ 373,020)

Net loss per common share
Basic	$ (0.04)	$ (0.05)
Weighted average shares outstanding	7,972,650	7,942,662

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Six months ended June 30, 2001 and 2000 (Unaudited)
	2002	2001

Sales net of sales discounts	$ 371,712	$ 517,903
Cost of Materials	251,362	329,030

Gross Profit	120,350	188,873

Expenses
Selling, general and administrative	664,870	793,754

Loss From Operations	(544,520)	(604,881)

Other Income (Expense)
Expense Related to Issuance of Warrants	(300)	(52,660)
Interest Expense	(28,964)	4,003
Net Other Income (Expense)	(29,264)	(48,657)

Income tax expense (benefit)	0	0

Net Loss	($ 573,784)	($ 653,538)

Net loss per common share
Basic	$ (0.07)	$ (0.08)
Weighted average shares outstanding	7,972,650	7,942,662

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

For the Period Ended June 30, 2002
	Six months Ended June 30, 2002	Six months Ended June 30, 2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (573,784)	$ (849,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,502	10,502
Warrants issued for consulting services	24,550	52,660
Interest expense due to beneficial conversion feature of debt	13,067	0
Shares issued for services rendered	53,500	226,525
Changes in:
Accounts receivable	(944)	(6,102
Inventories	(4,184)	4,045
Trade accounts payable	75,926	25,065
Accrued expenses	(68,147)	(22,453)
Payroll taxes payable	200,594	(68,006)
Interest payable	(2,488)	(4,924)
Deposits	0	(1,025)
Notes Payable	0	0
Other assets	0	850
Other current liabilities	4,550	0
Total Adjustments	306,926	217,137
Net cash (used in) provided by operating activities	(266,858)	(436,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	500	0
Employee advances and loans	(16,875)	(13,465)
Net cash used by investing activities	(16,375)	(13,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(303)	--
Proceeds from issuance of notes	217,811	27,000
Proceeds from exercise of warrants	0	207,858
Repurchase Of Common Stock	0	(12,000)
Proceeds from sale of common stock	69,750	192,000
Net cash provided by financing activities	287,258	414,858

Net (decrease) increase in cash and short-term investments	$ 4,026	($ 8,078)

Cash and short-term investments at beginning of period	$ 3,272	$ 31,476

Cash and short-term investments at end of period	$ 7,298	$ 23,398

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services rendered	$53,500	0
Warrants issued for services rendered	$24,550	$129,600
Interest expense due to beneficial conversion of debt	$ 13,067	$ 181,500

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Unaudited

Six months Ending June 30, 2002

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

The financial statements as of June 30, 2002 have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

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

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $5,252 for the periods ended June 30, 2002 and 2001, respectively. Estimated services life of property and equipment is generally 5 to 7 years.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of ($573,784) for the six months ending June 30, 2002 and $1,313,539 for the year ending December 31, 2001, respectively. In addition, at December 31, 2001, the Company's current liabilities exceeded its current assets by $360,173, and at June 30, 2002, the Company's current liabilities exceeded current assets by $600,794. The Company has used, rather than provided, cash in its operations for both the three-month period ending June 30, 2002, and the year ended December 31, 2001.

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

In response to the matters described in the preceding paragraphs, the Company sold 70,000 shares of common stock for $35,000 to three accredited investors during the six months ending June 30, 2002. In addition, the Company sold 4,750 shares for $4,750 to seven sophisticated investors in June 2002. On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for six months beginning on the date of the note. At June 30, 2002, the note's principal balance was $160,000. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on June 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note.

In April 2002 the Company signed a note payable with its former landlord for $57,811, representing six months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

The Company has not made certain required federal payroll tax payments in 2002 and has not made any of the required state payroll tax payments since its inception. The unpaid balance of all payroll taxes as of June 30, 2002, was $344,257 including interest and penalties of $122,881.

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases space and office equipment under a non-cancelable lease which expires November 30, 2004. In 2002 the Company signed a note payable with its landlord for $57,811, representing six months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest.. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001. From December 1, 2001 to November 30, 2002 the monthly rent is $9,193.25 plus lessees proration of certain building expenses. From December 1, 2002 to the November 30, 2003 the monthly rent is $9,193.25 per monthly plus proration of certain building expenses. From December 1, 2003 to the expiration of the lease on November 30, 2004 the monthly rent is $8,427.08 per monthly plus proration of certain building expenses.

The Company leased a forklift during 2000 under a capital lease and payments are $4,563 per year through 2004 and a final payment of $2,662 in 2005.

Litigation

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. In May 2002, the Company refiled the case in the Superior Court of Cobb County, State of Georgia. Coating Solutions Unlimited, LLC filed a pro se answer, and the Company has filed a motion to strike the answer and enter a default based on Coating Solutions' failure to appear through counsel in the case.

NOTE F - NOTES PAYABLE

On November 1, 2001, the Company executed a note payable to a shareholder in the amount of $50,000 due on February 1, 2002 at 10% per annum. The due date of said note has been extended until August 12, 2002. This note is convertible into common shares at one share for every $0.65 of principal and interest due. The note was subsequently paid off in August.

On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for six months beginning on the date of the note. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on June 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note. On June 30, 2002, the unpaid principal balance was $160,000.

In 2002 the Company signed a note payable with its landlord for $57,811, representing six months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in May 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

NOTE G - ISSUANCE OF COMMON STOCK AND WARRANTS IN PRIVATE TRANSACTIONS

The Company sold 70,000 shares of common stock for $35,000 to three accredited investors during the six months ending June 30, 2002. In addition, the Company sold 4,750 shares for $4,750 to seven sophisticated investors

In April 2002, the Company used the residence of a shareholder for demonstration purposes and issued 15,000 warrants to the shareholder as compensation. Each warrant is exercisable at $.60 per share for a period of one year and the warrants are callable after thirty (30) days if the Common Stock bid price closes for ten (10) consecutive days or more at or over $1.20 per share. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant: no dividend yield for each year; expected volatility of 60%; weighted-average risk-free interest rates of 3.60%, and weighted-average expected option lives of one year. The Company recorded an expense of $300.00 associated with this grant.

On June 24, 2002, the Company filed a registration statement on Form S-8 to register the issuance of up to 750,000 shares under its 2002 Employee, Consultant and Advisor Stock Compensation Plan, and up to 750,000 options under its 2002 Stock Option Plan.

NOTE H- SUBSEQUENT EVENTS

In July 2002, the Company issued 125,000 shares of its common stock and 400,000 warrants at $0.50 per share to a consultant for marketing and consulting services. The shares and warrants were issued under the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan and its 2002 Stock Option Plan.

In August 2002, the Company paid in full a note dated November 1, 2001 in the original principal amount of $50,000.

In August 2002, the Company issued 300,000 shares to accredited investors for $75,000 in private transactions.

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

Results of Operations for the Period ending June 30, 2002

Revenues

For the six months ending June 30, 2002, the Company had net sales of $317,712, as compared to net sales in the six months ending June 30, 2001 of $517,903, a decrease of $200,191, or 38.6%. Revenues decreased as a result of reduced orders received from customers affected by events on September 11, 2001, primarily due to a significant drop in sales to the shapes segment. The shapes segment is heavily dependent on sales to amusement parks (such as Disney), which decreased capital and maintenance expenditures following a drop in customer traffic resulting from the terrorist attacks in September 2001. The Company projects that sales in the following quarters will return to normal levels due to a resumption of normal buying patterns in the shapes segment and the initiation of sales into the roofing, manufactured housing, and marine markets. In addition, on June 4, 2002, the Company signed an exclusive, two-year distribution and marketing agreement with Universal Forest Products Eastern Division of Universal Forest Products, Inc. to market and distribute the Company's products to the manufactured housing industry.

Cost of Goods Sold

For the six months ending June 30, 2002, cost of goods sold were $251,362, as compared to cost of goods sold in the six months ending June 30, 2001 of $329,030 a decrease of $77,668, or 23.6%. As a percentage of net sales, cost of goods sold increased from 63.5% to 79.1% from 2001 to 2002. Cost of goods sold increased as a percentage of net sales as the result of less favorable pricing due to fewer volume purchases of raw materials.

Gross Profit

Gross profit for the six months ending June 30, 2002 decreased to $120,350 from $188,873 in the six months ending June 30, 2001. As a percentage of sales, gross profit decreased to 32.4% in 2002 from 36.5% in 2001. The decrease in gross profit in 2002 was primarily attributable to less favorable pricing on raw materials due to fewer volume purchases of raw materials as described above.

General and Administrative Expenses

For the six months ending June 30, 2002, general and administrative expenses were $664,870 as compared to $793,754 in the six months ending June 30, 2001, a decrease of $128,884, or 16.2%. As a percentage of net sales, general and administrative expenses increased from 209.3% to 190.6% from 2001 to 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to the drop in sales during the current period. The overall decrease in general and administrative expenses was primarily due to lower expenses associated with the issuance of shares for consulting services than in the prior year's period.

Other Income (Expense)

For the six months ending June 30, 2002, the Company recorded interest expense of $28,964 as compared to interest income of $4,003 in six months ending June 30, 2001, a decrease of $32,967. Cash interest income/expense decreased in 2002 as compared to 2001 primarily as the result of increased levels of borrowing by the Company during the current period. In addition, the Company recorded interest income of $4,585 in June 30, 2001 resulting from the reversal of accrued interest in that amount relating to interest that the Company was not required to pay in connection with the conversion of a note.

Income Taxes

In the six months ending June 30, 2002 and June 30, 2001, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the six months ending June 30, 2002, the Company had a net loss of ($573,784) compared to a net loss of ($653,538) in the six months ending June 30, 2001, a decrease of $79,754, or 12.2%. The Company's lower net loss was the result of decreased loss from operations primarily due to decreased expenses associated with consulting expenses.

Liquidity and Capital Resources

As of June 30, 2002, the Company had net working capital deficit of ($600,794), as compared to a net working capital deficit of ($360,173) at December 31, 2001. The Company's increased working capital deficit was the result of continued operating losses incurred in the quarter.

The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through 2001, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives result in orders, the Company projects that it will become profitable in the last quarter of fiscal 2002. However, the Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability. On June 4, 2002, the Company signed an exclusive, two-year distribution and marketing agreement with Universal Forest Products Eastern Division of Universal Forest Products, Inc. to market and distribute the Company's products to the manufactured housing industry.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. In May 2002, the Company refiled the case in the Superior Court of Cobb County, State of Georgia. Coating Solutions Unlimited, LLC filed a pro se answer, and the Company has filed a motion to strike the answer and enter a default based on Coating Solutions' failure to appear through counsel in the case.

Item 2. Changes in Securities.

Shares Issued under Section 4(2)

On May 15, 2002, the Company sold 70,000 shares of common stock to three sophisticated investors for $35,000 and 4,750 shares of common stock to seven sophisticated investors for $4,750. The Company issued the shares in a transaction exempt from registration under Section 4(2). The Company believed the person was accredited based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the person's business affairs. The Company also provided the person with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506.
Name of			Amount	Accredited (A) or
Purchaser	Date of Sale	No. of Shares	Invested	Sophisticated (S)
H. Cummins	05/15/02	20,000	$10,000	A
P. Nichols	05/15/02	30,000	$15,000	A
D. Towery	05/15/02	20,000	$10,000	A
J. Bowser	06/11/02	1,500	$1,500	S
R. Barnes	06/11/02	1,000	$1,000	S
D. Meyer	06/11/02	1,000	$1,000	S
J. Clum	06/11/02	500	$500	S
W. Vargo	06/11/02	500	$500	S
N. Ballard	06/11/02	150	$150	S
R. Lewis	06/11/02	100	$100	S

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Date: August 21, 2002	/s/ Jerry S. Phillips
By: Jerry S. Phillips, Chief Financial Officer