Form 10QSB
period 2002-09-30
INNOVATIVE COATINGS CORP
filed 2002-11-20
CIK 1110396

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,291,887 shares of its Common Stock, no par value, as of September 30, 2002.

Innovative Coatings Corporation

FORM 10-QSB REPORT INDEX

This Form 10-QSB has not been reviewed completely the Company's independent auditors. An amended Form 10-QSB will be filed once the review is complete. Management does not believe that any adjustments to the financial statements contained in the final Form 10-QSB will be material.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
ASSETS	September 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	$ 7,870	$ 3,272
Trade accounts receivable, less allowance of $10,000	18,232	30,015
Inventories	52,140	48,595
Deposits	30,838	30,838
Other Current Assets	6,238	6,238
Employee Advances	18,692	10,718
Employee Loans	77,441	60,441
Total Current Assets	211,451	190,117

PROPERTY AND EQUIPMENT
Furniture and Fixtures	16,068	19,043
Equipment	101,066	98,141
Less accumulated depreciation	(59,333)	(43,579)
Net property and equipment	57,801	73,605

TOTAL ASSETS	$ 269,252	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT	September 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	$ 2,494	$ 82,898
Accounts Payable	336,220	264,885
Payroll Taxes Payable	348,833	143,663
Notes Payable	320,811	50,000
Other Current Liabilities	4,816	0
Capital Lease, Current Portion	2,271	3,668
Interest Payable	2,803	4,976
Total Current Liabilities	1,018,248	550,290

Long Term Note Payable	160,000	0
Long Term Portion of Capital Lease	12,286	10,993
Total Long-term Liabilities	172,286	10,993

TOTAL LIABILITIES	1,190,534	561,283

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, no par value 8,291,887 and 7,884,637 shares outstanding at September 30, 2002 and December 31, 2001, respectively	0	0
Paid-In-Capital	5,593,789	5,742,783,
Retained Earnings (Loss)	(6,885,071)	(6,040,344)

Total Shareholders' Equity	(921,282)	(297,561))

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 269,252	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Three months ended September 30, 2002 and 2001 (Unaudited)
	2002	2001

Sales net of sales discounts	$126,932	$ 287,224
Cost of Materials	80,534	169,677

Gross Profit	46,398	117,547

Selling, general and administrative expenses	313,509	287,271

Loss From Operations	(267,111)	(169,724)

Other Income (Expense)
Expense Related to Issuance of Warrants	--	(4,000)
Interest Expense	(3,832)	(189)
Net Other Income (Expense)	(3,832)	(4,189)

Net Loss	($ 270,943)	($ 173,914)

Net loss per common share
Basic	$ (0.03)	$ (0.02.)
Weighted average shares outstanding	8,109,380	7,980,599

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Nine months ended September 30, 2001 and 2000 (Unaudited)
	2002	2001

Sales net of sales discounts	$498,644	$ 805,127
Cost of Materials	331,896	498,707

Gross Profit	166,748	306,419

Selling, general and administrative expenses	978,379	1,081,025

Loss From Operations	(811,631)	(774,606)

Other Income (Expense)
Expense Related to Issuance of Warrants	(300)	(56,660)
Interest Expense	(32,796)	3,814
Net Other Income (Expense)	(33,096)	(52,846)

Income tax expense (benefit)	0	0

Net Loss	($ 844,727)	($ 827,452)

Net loss per common share
Basic	$ (0.10)	$ (0.10)
Weighted average shares outstanding	8,109,232	7,980,599

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

For the Period Ended September 30, 2002
	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (844,727)	$ (827,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,754	15,754
Warrants issued for consulting services and employees	33,964	56,660
Interest expense due to beneficial conversion feature of debt	13,067	0
Shares issued for services rendered	92,350	269,025
Changes in:
Accounts receivable	11,783	(59,412)
Inventories	(3,545)	22,663
Trade accounts payable	71,335	(31,847)
Accrued expenses	(80,404)	(8,588)
Payroll taxes payable	205,170	(6,856)
Interest payable	(2,173)	(4,995)
Deposits	0	(1,025)
Notes Payable	0	22,663
Other assets	0	(59,412)
Other current liabilities	4,816	0
Total Adjustments	312,117	184,829
Net cash (used in) provided by operating activities	(482,610)	(642,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	50	0
Employee advances and loans	(24,974)	10,263
Net cash used by investing activities	(24,924)	10,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(303)	--
Proceeds from issuance of notes, net of repayments	430,811	75,000
Proceeds from exercise of warrants	0	207,858
Repurchase Of Common Stock	0	(24,000)
Proceeds from sale of common stock	81,625	350,000
Net cash provided by financing activities	512,133	608,858

Net (decrease) increase in cash and short-term investments	$ 4,598	(23,502)

Cash and short-term investments at beginning of period	$ 3,272	31,476

Cash and short-term investments at end of period	$ 7,870	$ 7,974

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services rendered	$ 92,350	$ 269,025
Warrants issued for services rendered	$ 33,964	$ 56,660
Interest expense due to beneficial conversion of debt	$ 13,067	0
Common stock issued upon conversion of debt	0	$ 75,000

INNOVATIVE COATINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

Unaudited

Nine months Ending September 30, 2002

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

The financial statements as of September 30, 2002 have been prepared by the Company without audit. These statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The Company believes that the financial statements and disclosures are adequate to make the information not misleading.

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

5. Furniture, Equipment, and Depreciation

Furniture and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on utilizing the straight-line method. Depreciation expense related to furniture and equipment charged to operations was $15,754 for the nine months ended September 30, 2002 and 2001, respectively. Estimated services life of property and equipment is generally 5 to 7 years.

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of ($844,727) for the nine months ending September 30, 2002 and ($1,313,539) for the year ending December 31, 2001, respectively. In addition, at December 31, 2001, the Company's current liabilities exceeded its current assets by $360,173, and at September 30, 2002, the Company's current liabilities exceeded current assets by $806,797. The Company has used, rather than provided, cash in its operations for both the nine-month period ending September 30, 2002, and the year ended December 31, 2001.

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

In response to the matters described in the preceding paragraphs, the Company has sold 152,250 shares of common stock for proceeds of $81,625 to sophisticated or accredited investors during the nine months ending September 30, 2002. In addition, the Company raised capital through the following borrowings:

  On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for nine months beginning on the date of the note. At September 30, 2002, the note's principal balance was $160,000. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest was due on September 30, 2003. The note is convertible into the Company's common stock at a price of $1.00 per share.
  In April 2002 the Company signed a note payable with its former landlord for $57,811, representing nine months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.
  In the three months ending September 30, 2002, the Company borrowed $263,000 from six shareholders which debt is convertible into shares the Company's common stock at $0.25 per share at the Company's option prior to February 15, 2003, provided that the Company has first registered the stock issuable on conversion of the notes for resale under the Securities Act of 1933. The notes bear no interest if converted prior to the due date.
  The retired a note in the amount of $50,000 that had matured.

Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

The Company has not made certain required federal payroll tax payments in 2002 and has not made any of the required state payroll tax payments since its inception. The unpaid balance of all payroll taxes as of September 30, 2002 was $348,833, including interest and penalties of $122,881.

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases space and office equipment under a non-cancelable lease that expires November 30, 2004. In 2002 the Company signed a note payable with its landlord for $57,811, representing nine months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001. From December 1, 2001 to November 30, 2002 the monthly rent is $9,193.25, plus the Company's pro rata share of certain building expenses. From December 1, 2002 to the November 30, 2003, the monthly rent is $9,193.25 per monthly, plus the Company's pro rata share of certain building expenses. From December 1, 2003 to the expiration of the lease on November 30, 2004 the monthly rent is $8,427.08 per monthly, plus the Company's pro rata share of certain building expenses.

The Company leased a forklift during 2000 under a capital lease and payments are $4,563 per year through 2004 and a final payment of $2,662 in 2005.

Litigation

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. In May 2002, the Company refiled the case in the Superior Court of Cobb County, State of Georgia. The case is currently in the discovery phase.

NOTE F - NOTES PAYABLE

On November 1, 2001, the Company executed a note payable to a shareholder in the amount of $50,000 due on February 1, 2002 at 10% per annum. The note was subsequently paid off in August 2002.

On January 3, 2002, the Company executed a note payable to a customer. Under the note, the Company is to receive $32,000 per month for nine months beginning on the date of the note. The note bears interest at 6% and the entire balance of $192,000 of principal and related accrued interest is due on September 30, 2003. The note is convertible into one share of the Company's common stock per dollar due under the note. On September 30, 2002, the unpaid principal balance was $160,000.

In 2002 the Company signed a note payable with its landlord for $57,811, representing nine months of unpaid rent in 2001 and its unpaid rent to the date of the note in 2002. The note bears interest at 8% and is payable in 12 monthly installments of principal and interest beginning in May 2002. The unpaid rent related to 2001 is included in accounts payable in the Company's balance sheet at December 31, 2001.

In the three months ending September 30, 2002, the Company borrowed $263,000 from six shareholders which debt is convertible into common shares at $0.25 per share at the Company's option prior to February 15, 2003, provided that the Company has first registered the stock issuable on conversion of the notes for resale under the Securities Act of 1933. The notes bear no interest if converted prior to the due date.

NOTE G - ISSUANCE OF COMMON STOCK AND WARRANTS IN PRIVATE TRANSACTIONS

During the nine months ended September 30, 2002, the Company sold 152,250 shares of common stock for $81,625 to ten sophisticated or accredited investors.

In April 2002, the Company used the residence of a shareholder for demonstration purposes and issued 15,000 warrants to the shareholder as compensation. Each warrant is exercisable at $.60 per share for a period of one year and the warrants are callable after thirty (30) days if the Common Stock bid price closes for ten (10) consecutive days or more at or over $1.20 per share. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant: no dividend yield for each year; expected volatility of 60%; weighted-average risk-free interest rates of 3.60%, and weighted-average expected option lives of one year. The Company recorded an expense of $300.00 associated with the issuance of these warrants.

In August 2002, the Company issued 50,000 warrants and 25,000 shares of Common Stock to an employee as compensation, and 40,000 warrants and 10,000 shares of Common Stock to another employee as compensation. On August 7, 2002, the Company issued 25,000 shares of Common Stock to an advisor for services rendered. Each warrant is exercisable at $.21 per share for a period of one year and the warrants are callable after thirty (30) days if the Common Stock bid price closes for ten (10) consecutive days or more at or over $1.20 per share. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant: no dividend yield for each year; expected volatility of 60%; weighted-average risk-free interest rates of 3.60%, and weighted-average expected option lives of one year. The Company recorded a total non-cash expense of $22,014 associated with the issuance of these warrants.

On June 24, 2002, the Company filed a registration statement on Form S-8 to register the issuance of up to 750,000 shares under its 2002 Employee, Consultant and Advisor Stock Compensation Plan, and up to 750,000 options under its 2002 Stock Option Plan. On August 7, 2002, the Company issued 125,000 shares of its common stock to a consultant for marketing and other services under an agreement executed in July 2002. The agreement was mutually terminated on October 2, 2002, and the Company recorded a non-cash expense of $26,250 associated with the contract.

NOTE H- SUBSEQUENT EVENTS

The Company defaulted on the note payable to its landlord in the principal amount of $57,811.

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

Results of Operations for the Period ending September 30, 2002

Revenues

For the nine months ending September 30, 2002, the Company had net sales of $498,644, as compared to net sales in the nine months ending September 30, 2001 of $805,127 a decrease of $306,483, or 38.0%. Revenues decreased as a result of reduced orders received from customers affected by events on September 11, 2001, primarily due to a significant drop in sales to the shapes segment. The shapes segment is heavily dependent on sales to amusement parks (such as Disney), which decreased capital and maintenance expenditures following a drop in customer traffic resulting from the terrorist attacks in September 2001. In addition, revenues also decreased as a result of the reduced orders from a contractor coating railway communications buildings due to reduce capital expenditure budgets by the contractor's customer base. In 2001, the Company generated revenues of approximately $165,000 from that contractor, but has generated less than $12,000 in revenues in 2002. The contractor has notified the Company that its customer expects to begin coating additional buildings in the second quarter of 2003. The Company projects that sales in its fourth quarter will return to normal levels due to a resumption of normal buying patterns in the shapes segment and the initiation of sales into the roofing, manufactured housing, and marine markets.

On September 4, 2002, the Company signed an exclusive, two-year distribution and marketing agreement with Universal Forest Products Eastern Division of Universal Forest Products, Inc. to market and distribute the Company's products to the manufactured housing industry. The Company began to receive sales from this agreement in October 2002 in the manufactured housing market. However, the Company's sales to other markets were adversely affected by the devotion of its executive and marketing staff to the development of the manufactured housing market. While short-term revenues have suffered as a result of the Company's work on developing the manufactured housing market, the Company believes that the efforts are justified given the considerable size of the market.

Cost of Goods Sold

For the nine months ending September 30, 2002, cost of goods sold were $331,896, as compared to cost of goods sold in the nine months ending September 30, 2001 of $498,707, a decrease of $166,811, or 33.4%. As a percentage of net sales, cost of goods sold increased from 61.9% to 66.6% from 2001 to 2002. Cost of goods sold increased as a percentage of net sales as the result of less favorable pricing due to fewer volume purchases of raw materials.

Gross Profit

Gross profit for the nine months ending September 30, 2002 decreased to $166,748 from $306,419 in the nine months ending September 30, 2001. As a percentage of sales, gross profit decreased to 33.4% in 2002 from 38.0% in 2001. The decrease in gross profit in 2002 was primarily attributable to lower gross revenues, as well as less favorable pricing on raw materials due to fewer volume purchases of raw materials as described above.

General and Administrative Expenses

For the nine months ending September 30, 2002, general and administrative expenses were $978,379 as compared to $1,081,025 in the nine months ending September 30, 2001, a decrease of $102,646, or 10.5%. As a percentage of net sales, general and administrative expenses increased from 134.3% to 196.2% from 2001 to 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to the drop in sales during the current period. The overall decrease in general and administrative expenses was primarily due to lower expenses associated with the issuance of shares for consulting services than in the prior year's period.

Other Income (Expense)

For the nine months ending September 30, 2002, the Company recorded interest expense of $32,796, as compared to interest income of $3,814 in nine months ending September 30, 2001, a decrease of $36,610. Cash interest income/expense decreased in 2002 as compared to 2001 primarily as the result of increased levels of borrowing by the Company during the current period. In addition, the Company recorded interest income of $3,814 in September 30, 2001 resulting from the reversal of accrued interest in that amount relating to interest that the Company was not required to pay in connection with the conversion of a note.

Income Taxes

In the nine months ending September 30, 2002 and September 30, 2001, the Company did not incur any income tax expense as the result of operating losses in both years.

Net Income (Loss)

In the nine months ending September 30, 2002, the Company had a net loss of ($844,727) compared to a net loss of ($827,452) in the nine months ending September 30, 2001, an increase of $17,275 or .2.1%. The Company's higher net loss was the result of increased operating losses in 2002, offset by reduced other expenses.

Liquidity and Capital Resources

As of September 30, 2002, the Company had net working capital deficit of ($806,797), as compared to a net working capital deficit of ($360,173) at December 31, 2001. The Company's increased working capital deficit was the result of continued operating losses incurred in the nine-month period, which were funded by short-term borrowings, increased levels of accounts payable, and increased levels of accrued expenses, such as payroll taxes.

The Company's operations to date have been concentrated on the development of its coatings and initial marketing expenses, as well as costs associated with the refinement of its business plan. Through September 30, 2002, the Company funded its short-term working capital needs primarily through the issuance of convertible notes and common stock in private placements.

As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of product approvals and marketing expenses. If certain marketing initiatives in the manufactured housing industry result in orders, the Company projects that it will become profitable in the last quarter of fiscal 2002. The Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability. In particular, the Company has retained an investment banker to arrange an equity investment from venture capital funds. In addition, the Company has been in active negotiations concerning an equity investment from certain of its customers or distributors. However, there is no assurance that any such equity investment will be made, and whether any such investment will be on terms that are attractive to existing stockholders of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 12, 2001, a lawsuit styled Innovative Coatings Corporation v. Coating Solutions Unlimited, LLC, David Brown, and Parties X, Y, and Z, Civil Action No. 1:01-CV-3383-BBM, was filed in the Northern District of Georgia, seeking damages and injunctive relief for violations of the Company's trade secrets and confidential and proprietary information, infringement of the Company's patented floatation device, deceptive trade practices, unfair competition, misappropriation of trade secrets, infringement of common law copyright, conversion, tortious interference with contractual and business relations, breach of contract and breach of fiduciary duty.  The case was brought in federal court because of its exclusive jurisdiction over patent claims; the remaining claims were based on violations of Georgia statutory or common law. On December 19, 2001, a preliminary injunction was entered against the defendants. On April 4, 2002, the Court found the patent claim insufficient and, therefore, dismissed the remaining state law claims for lack of subject matter jurisdiction. In May 2002, the Company refiled the case in the Superior Court of Cobb County, State of Georgia. The case is currently in the discovery phase.

Item 2. Changes in Securities.

Shares Issued under Section 4(2)

On August 20, 2002, the Company sold 47,500 shares of common stock to an accredited investor for $11,875. The Company issued the shares in a transaction exempt from registration under Section 4(2). The Company believed the person was accredited based on prior investments made by the person in the Company, representations made to the Company, or other information available to the Company about the person's business affairs. The Company also provided the person with information comparable to what is required for a private placement under Regulation D, Rules 505 or 506.
Name of			Amount	Accredited (A) or
Purchaser	Date of Sale	No. of Shares	Invested	Sophisticated (S)
G. Mentor	08/20/2002	47,500	$11,875	A

Item 3. Defaults Upon Senior Securities.

The Company is in default on a note to its landlord in the principal amount of $57,811.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATIVE COATINGS CORPORATION
Date: November 19, 2002	/s/ Jerry S. Phillips
By: Jerry S. Phillips, Chief Executive Officer