Form 10QSB/A
period 2002-09-30
INNOVATIVE COATINGS CORP
filed 2002-11-26
CIK 1110396

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
ASSETS	September 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and short-term investments	$ 7,870	$ 3,272
Trade accounts receivable, less allowance of $10,000	18,232	30,015
Inventories	52,140	48,595
Deposits	30,838	30,838
Other Current Assets	6,238	6,238
Employee Advances	18,692	10,718
Employee Loans	77,441	60,441
Total Current Assets	211,451	190,117

PROPERTY AND EQUIPMENT
Furniture and Fixtures	19,043	19,043
Equipment	98,091	98,141
Less accumulated depreciation	(59,333)	(43,579)
Net property and equipment	57,801	73,605

TOTAL ASSETS	$ 269,252	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

BALANCE SHEET
LIABILITIES AND SHAREHOLDERS' DEFICIT	September 30	December 31
	2002	2001
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accrued Expenses	$ 85,673	$ 82,898
Accounts Payable	336,220	264,885
Payroll Taxes Payable	296,244	143,663
Notes Payable	480,811	50,000
Other Current Liabilities	4,816	0
Capital Lease, Current Portion	2,271	3,668
Interest Payable	2,803	4,976
Total Current Liabilities	1,208,838	550,290

Long Term Portion of Capital Lease	12,286	10,993

TOTAL LIABILITIES	1,221,124	561,283

SHAREHOLDERS' DEFICIT

Preferred Stock, 5,000,000 shares authorized, 1,247,483 shares outstanding, no par value	0	0
Common Stock, 15,000,000 shares authorized, no par value 8,291,887 and 7,884,637 shares outstanding at September 30, 2002 and December 31, 2001, respectively	0	0
Paid-In-Capital	5,963,789	5,742,783,
Retained Earnings (Loss)	(6,915,661)	(6,040,344)

Total Shareholders' Equity	(951,872)	(297,561))

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 269,252	$ 263,722

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Three months ended September 30, 2002 and 2001 (Unaudited)
	2002	2001

Sales net of sales discounts	$126,932	$ 287,224
Cost of Materials	81,329	169,677

Gross Profit	45,603	117,547

Selling, general and administrative expenses	344,100	287,271

Loss From Operations	(298,497)	(169,724)

Other Income (Expense)
Expense Related to Issuance of Warrants	--	(4,000)
Interest Expense	(3,832)	(189)
Net Other Income (Expense)	(3,832)	(4,189)

Net Loss	($ 302,329)	($ 173,914)

Net loss per common share
Basic	$ (0.038)	$ (0.02.)
Weighted average shares outstanding	8,109,380	7,980,599

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENT OF OPERATIONS

Nine months ended September 30, 2001 and 2000 (Unaudited)
	2002	2001

Sales net of sales discounts	$498,644	$ 805,127
Cost of Materials	332,691	498,707

Gross Profit	165,953	306,419

Selling, general and administrative expenses	1,008,970	1,081,025

Loss From Operations	(843,017)	(774,606)

Other Income (Expense)
Expense Related to Issuance of Warrants	(300)	(56,660)
Interest Expense	(32,796)	3,814
Net Other Income (Expense)	(33,096)	(52,846)

Income tax expense (benefit)	0	0

Net Loss	($ 876,113)	($ 827,452)

Net loss per common share
Basic	$ (0.11)	$ (0.10)
Weighted average shares outstanding	8,109,232	7,980,599

The accompanying notes are an integral part of these financial statements.

INNOVATIVE COATINGS CORPORATION

STATEMENTS OF CASH FLOWS

For the Period Ended September 30, 2002
	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (876,113)	$ (827,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,754	15,754
Warrants issued for consulting services and employees	33,964	56,660
Interest expense due to beneficial conversion feature of debt	13,067	0
Shares issued for services rendered	92,350	269,025
Changes in:
Accounts receivable	11,783	(59,412)
Inventories	(3,545)	22,663
Trade accounts payable	71,335	(31,847)
Accrued expenses	(61,611)	(8,588)
Payroll taxes payable	217,763	(6,856)
Interest payable	(2,173)	(4,995)
Deposits	0	(1,025)
Notes Payable	0	22,663
Other assets	0	(59,412)
Other current liabilities	4,816	0
Total Adjustments	393,503	184,829
Net cash (used in) provided by operating activities	(482,610)	(642,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment	50	0
Employee advances and loans	(24,974)	10,263
Net cash used by investing activities	(24,924)	10,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(303)	--
Proceeds from issuance of notes, net of repayments	430,811	75,000
Proceeds from exercise of warrants	0	207,858
Repurchase Of Common Stock	0	(24,000)
Proceeds from sale of common stock	81,625	350,000
Net cash provided by financing activities	512,133	608,858

Net (decrease) increase in cash and short-term investments	$ 4,598	(23,502)

Cash and short-term investments at beginning of period	$ 3,272	31,476

Cash and short-term investments at end of period	$ 7,870	$ 7,974

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services rendered	$ 92,350	$ 269,025
Warrants issued for services rendered	$ 33,964	$ 56,660
Interest expense due to beneficial conversion of debt	$ 13,067	0
Common stock issued upon conversion of debt	0	$ 75,000

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

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of ($876,113) for the nine months ending September 30, 2002 and ($1,313,539) for the year ending December 31, 2001, respectively. In addition, at December 31, 2001, the Company's current liabilities exceeded its current assets by $360,173, and at September 30, 2002, the Company's current liabilities exceeded current assets by $997,388. The Company has used, rather than provided, cash in its operations for both the nine-month period ending September 30, 2002, and the year ended December 31, 2001.

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
  It retired a note in the amount of $50,000 that had matured.

Management is continuing its efforts to increase sales, decrease expenses, and raise additional capital in order to cover the Company's negative cash flow.

NOTE D - PAYROLL TAXES

The Company has not made certain required federal payroll tax payments in 2002 and has not made any of the required state payroll tax payments since its inception. The unpaid balance of all payroll taxes as of September 30, 2002 was $386,733, including interest and penalties of $141,674.

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

Cost of Goods Sold

For the nine months ending September 30, 2002, cost of goods sold were $332,691, as compared to cost of goods sold in the nine months ending September 30, 2001 of $498,707, a decrease of $166,016, or 33.3%. As a percentage of net sales, cost of goods sold increased from 61.9% to 66.8% from 2001 to 2002. Cost of goods sold increased as a percentage of net sales as the result of less favorable pricing due to fewer volume purchases of raw materials.

Gross Profit

Gross profit for the nine months ending September 30, 2002 decreased to $165,953 from $306,419 in the nine months ending September 30, 2001. As a percentage of sales, gross profit decreased to 33.3% in 2002 from 38.0% in 2001. The decrease in gross profit in 2002 was primarily attributable to lower gross revenues, as well as less favorable pricing on raw materials due to fewer volume purchases of raw materials as described above.

General and Administrative Expenses

For the nine months ending September 30, 2002, general and administrative expenses were $1,008,970 as compared to $1,081,025 in the nine months ending September 30, 2001, a decrease of $72,055, or 6.77%. As a percentage of net sales, general and administrative expenses increased from 134.3% to 202.4% from 2001 to 2002. The increase in general and administrative expenses as a percentage of sales was primarily due to the drop in sales during the current period. The overall decrease in general and administrative expenses was primarily due to lower expenses associated with the issuance of shares for consulting services than in the prior year's period.

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

Liquidity and Capital Resources

As of September 30, 2002, the Company had net working capital deficit of ($997,388), as compared to a net working capital deficit of ($360,173) at December 31, 2001. The Company's increased working capital deficit was the result of continued operating losses incurred in the nine-month period, which were funded by short-term borrowings, increased levels of accounts payable, and increased levels of accrued expenses, such as payroll taxes.

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
INNOVATIVE COATINGS CORPORATION
Date: November 26, 2002	/s/ Jerry S. Phillips
By: Jerry S. Phillips, Chief Executive Officer