Form 10QSB
period 2005-03-31
INSTACHEM SYSTEMS INC
filed 2006-01-19
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________________

Commission file number  0-12914

Sino-Biotics, Inc. (formerly Instachem Systems, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	20-3828148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Johnstone Avenue, Suite 501, Bartlesville, Oklahoma 40003
(Address of principal executive offices)

918-336-1773
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [   ]      No  [ X]

#

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,415,014  common shares issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 1,212,051

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 15,000,000 shares authorized, 12,415,014 shares issued	12,415
Additional paid-in capital	6,324,592
Treasury stock, at cost, 1,250,000 shares	(24,000)
Accumulated deficit	(7,525,058)
Total stockholders’ deficit	(1,212,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and March 31, 2004

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004

Net income	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and March 31, 2004

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ -	$ -

NET CHANGE IN CASH	-	-
Cash balance, beginning	-	-
Cash balance, ending	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation.  The accompanying unaudited interim financial statements of Sino-Biotics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Sino-Biotics’ Annual Financial Statements filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004, as reported in the Form 10-KSB, have been omitted.

Nature of business.  The registrant, Innovative Coatings, a Georgia corporation, ceased operations June 2003.  On August 1, 2003, ICC Holdings Corp. (ICC Oklahoma) was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems was formed as a wholly-owned subsidiary of ICC Oklahoma, and ICC Merger Corp was formed as a wholly-owned subsidiary of Instachem.  On August 11, 2003, ICC Oklahoma merged with its parent Innovative Coatings to change its state of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger bought ICC Oklahoma.

A new corporation with ownership unrelated to the above, Sino-Biotics, Inc., was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger to an individual for $500.  On July 19, 2005, Sino bought Instachem Systems.

As of November 16, 2005, Sino had no current operations and was seeking a merger partner.

During fiscal 2005, Sino changed its fiscal year end to September 30, effective 2005.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Sino considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Sino recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For the period from July 1, 2003 to September 30, 2005, Sino had no revenues.

Income Taxes.  Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements.  Sino does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As of March 31, 2005, Sino has an accumulated deficit of $7,525,058.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

The original shareholders of Innovative Coatings held 11,422,356 shares of common and 369,341 shares of preferred stock as of December 31, 2002.  In 2003 and immediately prior to the merger, 304,183 shares of preferred were converted to the same number of common.  At the time of the merger in August 2003, the remaining 65,158 preferred shares were cancelled and the 11,726,539 common shares were converted one-for-one to Sino-Biotics common shares.  Since that time, another 688,475 shares have been issued for services and conversion of certain debts.  Total outstanding common shares as of March 31, 2005 are 12,415,014.

NOTE 4 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 will restrict virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $0.

NOTE 5 – SUBSEQUENT EVENTS

On July 18, 2005, ICC Merger was acquired by a third party in exchange for $500.  Sino had determined the fair value of ICC Merger to be a nominal amount and assigned no value to the ICC Merger liabilities.  In connection with the sale, Sino recognized a gain on sale of discontinued operations of $500 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of the July 18, 2005 acquisition of ICC Merger, Sino’s legal counsel determined that third party collection attempts on the obligations listed below were barred against Sino based on Oklahoma law, as Sino became the parent corporation at the time of the reorganization, and at that time and subsequent to it, Sino never operated, managed, financed, received assets, transferred assets, guaranteed debts or obligations, nor took any actions with respect to ICC Merger, such that the debts of the subsidiary cannot be asserted against Sino.  Furthermore, the obligations listed below are barred by Oklahoma’s Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Sino to extend their due dates.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Overview and Business of Sino-Biotics Systems, Inc.

General Overview

Throughout the period ending March 31, 2005, Sino-Biotics had no operations.  The ability of Sino-Biotics to continue in corporate existence or to start any potential principal business activity is dependent upon its success in raising additional equity financing and/or merging or acquiring an entity with profitable operations.

The Company, as of the date of filing of this report, is a “shell” as defined in Rule 12(b), having no operations, and assets that are only “nominal.”  Because the Company does not have sufficient funds to begin any operations, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of March 31, 2005, and had working capital of $0  as of March 31, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

INCOME (LOSS) FROM OPERATIONS

For the quarter ended March 31, 2005 the loss from operations was $0 as compared to a loss of $0 for quarter ended March 31, 2004.  Company was not operating in either year, and incurred no loss from operations.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Sino-Biotics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Sino-Biotics’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in the Notes to its Financial Statements at Item 1 of this report.  Only items not set forth in the Notes to the Financial Statements at Item 1 above will be set forth in this section of the report.  This section, in combination with Note 1 to both of the Financial Statements at Item 1, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Sino-Biotics’s year end was changed from December 31 to September 30th, effective in 2005.

RISK FACTORS

Our continued existence will be subject to a number of risks and uncertainties, including those set forth below:

We will require significant additional financing, the availability of which cannot be assured.

If we are unable to obtain additional financing to enable us to locate a viable business operation to engage in, or if we are unable to locate an operating merger or acquisition candidate, we will not be able to earn profits or begin operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful in starting operations or locating an acquisition or merger candidate, and there is no assurance that we will be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades on the “Pink Sheets” under the symbol “IVCG”.  Trading of stock on the “Pink Sheets” is frequently thin and highly volatile.  There is no assurance that a market will develop in the stock, in which case it will be difficult for stockholders to sell their stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

As common shares become eligible for sale, their sale could depress the market price of our stock

Sales of a significant number of shares of our Common Stock in the public market following a possible merger or related transactions could harm the market price of our Common Stock. Moreover, as additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of one percent of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that, in view of our limited operations and lack of employees, our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sino-Biotics is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending March 31, 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit

Number

Description

2.1

Agreement and Plan of Reorganization regarding

Filed

The merger of Innovative Coatings Corporation

With and into ICC Holdings Corp, filed with

Instachem Systems, Inc.’s Form 8-K filed

8/29/03

2.2

Stock Purchase Agreement between David Lennox

Filed

And Instachem Systems, Inc., filed with Form 10-KSB

filed 01/19/2006

2.3

Agreement and Plan of Merger between Instachem

Filed

Systems, Inc. and Sino-Biotics, Inc., filed with Form

10-KSB filed 01/19/2006

3.1

Certificate of Incorporation of Instachem

Filed

Systems, Inc, as filed with Instachem

Systems, Inc.’s Form 8-K filed on 8/29/03

3.2

Amended Certificate of Incorporation of

Filed

Instachem Systems, Inc. (Preferred Shares),

filed with Form 10-KSB filed 01/19/2006

3.3

Amended Certificate of Incorporation of

Filed

Instachem Systems, Inc. (Reverse Split),

filed with Form 10-KSB filed 01/19/2006

3.4

Certificate of Incorporation of Sino-Biotics, Inc.

Filed

filed with Form 10-KSB filed 01/19/2006

3.5

Amended Certificate of Incorporation of

Filed

Sino-Biotics, Inc., filed with Form 10-KSB

filed 01/19/2006

3.6

Restated Certificate of Incorporation of

Filed

Sino-Biotics, Inc, filed with Form 10-KSB

filed 01/19/2006

3.6

Bylaws of Sino-Biotics, Inc.

Filed

filed with Form 10-KSB filed 01/19/2006

31

Certification pursuant to Section 301 of the

Included

Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. Section 1350,

Included

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 29th day of August, 2003

Form 8-K filed on the 5th day of May, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 19, 2006

By:

/s/   Curtis Hunsinger

Curtis Hunsinger, President, Chief

Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Curtis Hunsinger

President, Chief Executive

January 19, 2006

Curtis Hunsinger

Officer, Chief Operations

Officer (Principal Executive

Officer), Sole Director