Form 10QSB
period 2005-06-30
INSTACHEM SYSTEMS INC
filed 2006-01-19
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended June 30, 2005

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

12,415,014  common shares issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X])

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

#

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

BALANCE SHEET

June 30, 2005

(Unaudited)

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 335,582

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 15,000,000 shares authorized, 12,415,014 shares issued	12,415
Additional paid-in capital	6,324,592
Treasury stock, at cost, 1,250,000 shares	(24,000)
Accumulated deficit	(6,648,589)
Total stockholders’ deficit	(335,582)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2005	2004

Income from continuing operations	$ -	$ -

Gain from debt extinguishment	876,469	192,562

Income from discontinued operations	876,469	192,562

Net income	$ 876,469	$ 192,562

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF INCOME

For the Six Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004

Income from continuing operations	$ -	$ -

Gain from debt extinguishment	876,469	192,562

Income from discontinued operations	876,469	192,562

Net income	$ 876,469	$ 192,562

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and June 30, 2004

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 876,469	$ 192,562

Adjustments to reconcile net loss to net cash used in operations:
Gain from debt extinguishment	(876,469)	(192,562)

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-
Cash balance, beginning	-	-
Cash balance, ending	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – GOING CONCERN

As of June 30, 2005, Sino has an accumulated deficit of $6,648,589.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

The original shareholders of Innovative Coatings held 11,422,356 shares of common and 369,341 shares of preferred stock as of December 31, 2002.  In 2003 and immediately prior to the merger, 304,183 shares of preferred were converted to the same number of common.  At the time of the merger in August 2003, the remaining 65,158 preferred shares were cancelled and the 11,726,539 common shares were converted one-for-one to Sino-Biotics common shares.  Since that time, another 688,475 shares have been issued for services and conversion of certain debts.  Total outstanding common shares as of June 30, 2005 are 12,415,014.

NOTE 4 – DEBT EXTINGUISHMENT

As of the July 18, 2005 acquisition of ICC Merger, Sino’s legal counsel determined that third party collection attempts on the ICC Merger obligations were barred against Sino based on Oklahoma law, as Sino became the parent corporation at the time of the reorganization, and at that time and subsequent to it, Sino never operated, managed, financed, received assets, transferred assets, guaranteed debts or obligations, nor took any actions with respect to ICC Merger, such that the debts of the subsidiary cannot be asserted against Sino.  Furthermore, the obligations listed below are barred by Oklahoma’s Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Sino to extend their due dates.  For the three and six months ended June 30, 2005, gain from debt extinguishment was $876,469.  For the three and six months ended June 30, 2004, gain from debt extinguishment was $192,562.

NOTE 5 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 will restrict virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $0.

NOTE 6 – SUBSEQUENT EVENTS

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

Overview and Business of Sino-Biotics Systems, Inc.

General Overview

Throughout the period ending June 30, 2005, Sino-Biotics had no operations.  The ability of Sino-Biotics to continue in corporate existence or to start any potential principal business activity is dependent upon its success in raising additional equity financing and/or merging or acquiring an entity with profitable operations.

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

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $0 as of June 30, 2005, and had working capital of $0 as of June 30, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

NET INCOME

For the quarter ended June 30, 2005 the loss from operations was $0 as compared to a loss of $0 for quarter ended June 30, 2004.  Company was not operating in either year, and incurred no loss from operations.

For the quarter ended June 30, 2005, income from discontinued operations was $876,469 as compared to income of $192,562 for the quarter ended June 30, 2004.  The income recognized was gain from debt extinguishment from the obligations of ICC Merger as such obligations were barred against Sino based on Oklahoma law.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no operations and no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

No securities were sold during the three months ending June 30, 2005.

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