Form 10KSB
period 2005-09-30
INSTACHEM SYSTEMS INC
filed 2006-01-20
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

and for the transitional year ended September 30, 2005

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number                 000-32161

SINO-BIOTICS, INC.

(Name of small business issuer in its charter)

Delaware	20-3828148
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 S. Johnstone Avenue, Suite 501, Bartlesville, Oklahoma	74003
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (918) 336-1773

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]    No [ X  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $0.00

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 18, 2006 ($.055) was:   $ 801,076.    For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of January 19, 2006 was 14,565,014.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of January 19, 2006:  29,565,014 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes    [       ]    No    [  X  ]

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," “will,” “may,” “should,” “could,” “predict,” “potential,” "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Phase I – Innovative Coatings Corp. (GA Corp.)  --  1997 through June, 2003

Sino-Biotics, Inc., which we refer to as the Company or Sino, began as Innovative Coatings Corp., a Georgia corporation established in 1997.  Innovative Coatings Corp. developed a proprietary method of producing polyrea coatings with various manufacturing applications.  Innovative Coatings Corp. operated a manufacturing facility in Kennesaw, Georgia, until June of 2003, when it was forced to vacate the facility, and all operations ceased.

Phase II – ICC Holdings Corp. (OK Corp.)  --  August, 2003

After operations ceased in Georgia in June of 2003, the Company was re-domiciled as an Oklahoma corporation. The re-domiciling was structured as a merger, in which Innovative Coatings Corp. formed a wholly-owned Oklahoma subsidiary named ICC Holdings Corp., or ICC Holdings, and merged into it with ICC Holdings as the surviving corporation.  This merger occurred on August 12, 2003, which is the date on which the Georgia parent corporation, Innovative Coatings Corp., ceased to exist and the Oklahoma subsidiary, ICC Holdings, emerged as the sole surviving entity.

Phase III --- Instachem Systems, Inc. (OK Corp.)  – August 2003

Merger and Holding Company Formation

On August 12, 2003, as part of a reorganization and holding company structure formation, ICC Holdings formed Instachem Systems, Inc., or Instachem, an Oklahoma corporation, as a wholly-owned subsidiary.  Instachem simultaneously formed ICC Merger Corp., or ICC Merger, an Oklahoma corporation, as its wholly-owned subsidiary.  Under an Agreement and Plan of Merger dated August 12, 2003, the three entities, ICC Holdings, Instachem, and ICC Merger, entered into an agreement to reorganize as a holding company structure.  As a result, ICC Holdings, the parent of Instachem, merged into ICC Merger, the subsidiary of Instachem, with ICC Merger the survivor.  As survivor, ICC Merger assumed all the rights and liabilities of ICC Holdings, and ICC Holdings ceased to exist.  Under the terms of the Agreement and Plan of Merger, all shares of ICC Holdings were converted into shares of Instachem, and Instachem emerged as a holding company for its subsidiary and the sole survivor of the merger, ICC Merger.

Phase IV ---  Sale of Subsidiary—July 2005

Neither at the time of the August 2003 Reorganization, nor thereafter, did Instachem operate, manage, finance, receive assets, transfer assets, guarantee debts or obligations, nor take any action with respect to its subsidiary ICC Merger, the survivor of the merger between ICC Merger and ICC Holdings  After the sale of ICC Merger, Instachem had no subsidiary.

Phase V --- Name and Domicile Change – July 2005

On July 19, 2005, the Company engaged in a re-domiciling and name change.  To effect this re-domiciling and name change, Instachem completed a merger with Sino-Biotics, Inc., a corporation organized under the laws of the State of Delaware on July 6, 2005.  Sino-Biotics, Inc. emerged as the survivor of the merger, Instachem ceased to exist, and the Company is now domiciled as a Delaware corporation with the Sino-Biotics, Inc. name.

Instachem’s common stock was traded on the Pink Sheets under the symbol "IVGC."  The Company’s stock is currently traded on the Pink Sheets under the symbol “SINB.”

Employees

The Company has no employees as of the date of this reporting other than its sole officer.

Research and Development Expenditures

The Company has never operated,  and  has not incurred any research or development expenditures since our July 6, 2005 incorporation.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, the Company has not provided annual reports to security holders  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Sino-Biotics, Inc.’s electronic filings.

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company was incorporated in July 2005, and has not started its proposed business operations or realized any revenues.  The Company’s predecessors, which are described under “Description of Business—General” above, ceased operations in June 2003, and the Company sold its inactive operating subsidiary in July 2005.  The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to generate revenues; and

-

the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

2.

THE COMPANY WILL REQUIRE ADDITIONAL FUNDS TO BECOME ACTIVE.

For the Company to become active, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

3.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have much capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

4.

BECAUSE VENTURE FUND I  OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Venture Fund I owns 15,000,000 common shares, constituting 51% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than Venture Fund I or Venture Fund I sells some of its shares, Venture Fund I will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

This could result in a reduction in value to the common shares you own because of the ineffective voting power. Venture Fund I’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

5.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, the Company expects that earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

6.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-

Make a suitability determination prior to selling a penny stock to the purchaser;

-

Receive the purchaser’s written consent to the transaction; and

-

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s office space is provided at no charge at the offices of Company’s counsel, located at 501 S. Johnstone, Suite 501, Bartlesville, Oklahoma 74003, under an oral arrangement and without compensation.  The Company does not own or lease any other property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

The Company’s Agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Road, Wilmington, Delaware 19808, located in New Castle County, Delaware.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted during the fiscal years covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the “Pink Sheets” since August, 2005, under the symbol SINB.  Instachem’s common stock was previously traded on the Pink Sheets under the symbol "IVGC."  However, there is a very limited public market for the Sino common stock.  As of January 19, 2006, 29,565,014 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Sino common stock.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended

 High Bid

 Low Bid

9/30/05

.05

.008

6/30/05

.009

.008

3/31/05

.008

.008

12/31/04

.008

.008

9/30/04

.015

.008

6/30/04

.02

.015

3/31/04

.03

.02

12/31/03

.05

.02

9/30/03

.07

.02

6/30/03

.18

.05

3/31/03

.25

.09

12/31/02

.28

.08

Holders of Our Common Stock

As of the date of this report, the Company had two hundred forty four (244) registered shareholders.

Stock Option Grants and Equity Compensation Plans

To date, the Company has not granted any stock options.  The Company does not have any equity compensation plans.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends. The Delaware General Corporation Law, however, does prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(1)

The Company would not be able to pay its debts as they become due in the usual course of business; or

(2)

The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and it does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2004 and September 30, 2005, the Company issued the following securities in transactions that were not registered:

On July 13, 2005, the Company’s Board of Directors authorized the issuance of 300,000 shares of Series A Preferred Stock to Venture Fund I for $60,000, in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  Based upon the application of a conversion formula, these preferred shares were convertible into 15,000,000 fully paid and non-assessable shares of common stock, with full voting rights, and this conversion was made July 28, 2005.

On July 14, 2005, the Company issued 1,250,000 shares of common stock to three different individuals in reliance on the exemption under Section 4(2) of the Act. Mike Dion was issued 400,000 shares, Jane Lamas was issued 750,000 shares, and 1,000,000 shares were issued to Mark Porter; all shares were paid as compensation under a settlement agreement for prior consulting services.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview and Business of Sino-Biotics, Inc.

Sino was organized under the laws of the State of Delaware on July 6, 2005.  On July 19, 2005, Sino acquired ICC Merger via the merger of Sino and Instachem (an Oklahoma corporation, and the parent and 100% owner of ICC), with Sino the surviving entity and in exchange for 14,565,014 shares of Sino common stock.  From its inception to September 30, 2005, Sino has no current operations.  The Company’s predecessors, which are described under “Description of Business—General” above, ceased operations in June 2003, and the Company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.

The Company, as of the date of filing of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”.  Management recognizes the possibility that, if additional funds are not raised or the Company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, the Company’s assets could have to be liquidated or otherwise reduced.  Because the Company does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.

Results of Operations

The Company sold its subsidiary, ICC Merger Corp, for $500 on July 18, 2005.  The Company has not otherwise transacted any business since it ceased operations in June 2003.

Liquidity and Capital Resources

The Company had cash of $500 as of September 30, 2005, and had negative working capital of $2,277  as of September 30, 2005.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The Company does not have any external sources of liquidity such as a bank line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Sino does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Sino’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in Note 1 to Item 7, Financial Statements, in the next section of this report.  Only items not set forth in Note 1 to Item 7 will be set forth in this Item 6 section of the report.  This section, in combination with Note 1 to the Financial Statements, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Sino’s fiscal year ends September 30, 2005.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino-Biotics, Inc.

(formerly Instachem Systems, Inc.)

Bartlesville, Oklahoma

We have audited the accompanying balance sheet of Sino-Biotics, Inc. (“Sino”) as of September 30, 2005, and the related statements of income, stockholders’ deficit, and cash flows for the short year ended September 30, 2005 and the year ended December 31, 2004.  These financial statements are the responsibility of Sino’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino as of September 30, 2005, and the results of its operations and its cash flows for the short year ended September 30, 2005 and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sino will continue as a going concern.  As discussed in Note 2 to the financial statements, Sino has no operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

November 16, 2005

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

BALANCE SHEET

September 30, 2005

ASSETS

Cash	$ 500

TOTAL ASSETS	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 2,777

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, none issued and outstanding	-
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,565,014 shares issued	29,565
Additional paid-in capital	6,384,642
Treasury stock, at cost, 1,250,000 shares	(24,000)
Accumulated deficit	(6,392,484)
Total stockholders’ deficit	(2,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF INCOME

For the Years Ended September 30, 2005, and December 31, 2004, 2003 and 2002

	Short Year Ended	Year Ended	Year Ended	Year Ended
	September 30,	December 31,	December 31,	December 31,
	2005	2004	2003	2002
			(Unaudited)	(Unaudited)

Income from continuing operations	$ -	$ -	$ -	$ -
Loss from discontinued operations (Note 5)	-	-	610,241	1,067,035
(Gain) on sale of discontinued operations (Note 6)	(500)	-	-	-
(Gain) from debt extinguishment (Note 7)	(1,132,074)	(192,562)	-	-

Net income (loss) from discontinued operations	1,132,574	192,562	(610,241)	(1,067,035)

Net income (loss)	$ 1,132,574	$ 192,562	$ (610,241)	$ (1,067,035)

Net income (loss) per common share	$ 0.06	$ 0.02	$ (0.05)	$ (0.11)

Weighted average shares outstanding	18,194,501	12,415,014	11,852,201	9,781,100

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2005 and December 31, 2004 (Audited)

And the Years Ended December 31, 2003 and 2002 (Unaudited)

	Preferred	Preferred	Common	Common	Additional	Treasury
	Stock	stock	stock	stock	paid-in	stock	Accumulated
	Shares	amount	shares	amount	capital	at cost	deficit	Total
December 31, 2001	1,247,483	$ -	9,134,637	$ -	$ 5,766,783	$ (24,000)	$ (6,040,344)	$ (297,561)
Common stock issued for cash (no par value)	-	-	152,250	-	81,625	-	-	81,625
Common stock issued for consulting services (no par value)	-	-	1,396,553	-	284,068	-	-	284,068
Warrants issued for consulting services (no par value)	-	-	-	-	33,964	-	-	33,964
Increase for interest expense related to beneficial conversion feature of convertible debt	-	-	-	-	13,067	-	-	13,067
Conversion of preferred stock to common stock (no par value)	(738,916)	-	738,916	-	-	-	-	-
Preferred shares cancelled (no par value)	(139,226)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,067,035)	(1,067,035)
December 31, 2002	369,341	-	11,422,356	-	6,179,507	(24,000)	(7,107,379)	(951,872)
Conversion of preferred stock to common stock (no par value)	(262,658)	-	262,658 -	-	-	-	-	-
Common stock issued for consulting services (no par value)	-	-	41,525	-	8,423	-	-	8,423
Preferred shares cancelled for August 2003 reorganization (no par value)	(106,683)	-	-	-	-	-	-	-
ICC Holdings Corp. stock cancelled in merger with ICC Merger Corp. (no par value)	-	-	-	-	-	-	-	-
Instachem Systems, Inc. stock issued in exchange for ICC Holdings (par values established)	-	-	-	11,727	(11,727)	-	-	-
Common stock issued for consulting services	-	-	488,475	488	98,589	-	-	99,077
Conversion of promissory note to common stock	-	-	200,000	200	49,800	-	-	50,000
Net loss	-	-	-	-	-	-	(610,241)	(610,241)
December 31, 2003	-	-	12,415,014	12,415	6,324,592	(24,000)	(7,717,620)	(1,404,613)
Net income	-	-	-	-	-	-	192,562	192,562
December 31, 2004	-	-	12,415,014	12,415	6,324,592	(24,000)	(7,525,058)	(1,212,051)
Common stock issued for settlement of vendor claims (July 2005)	-	-	2,150,000	2,150	15,050	-	-	17,200
Preferred stock issued for cash (July 2005)	300,000	3,000	-	-	57,000	-	-	60,000
Instachem Systems, Inc. stock cancelled in merger with Sino Biotics, Inc. (July 2005)	-	-	-	-	-	-	-	-
Sino Biotics, Inc. stock issued in merger with Instachem Systems, Inc. (July 2005)	-	-	-	-	-	-	-	-
Conversion of preferred stock to common stock (July 2005)	(300,000)	(3,000)	15,000,000	15,000	(12,000)	-	-	-
Net income	-	-	-	-	-	-	1,132,574	1,132,574
September 30, 2005	-	$ -	29,565,014	$ 29,565	$ 6,384,642	$ (24,000)	$ (6,392,484)	$ (2,277)

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2005, and December 31, 2004, 2003 and 2002

	Short Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	September 30,	December 31,	December 31,	December 31,
	2005	2004	2003	2002
			(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,132,574	$ 192,562	$ (610,241)	$ (1,067,035)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	-	-	15,754
Gain on sale of discontinued operations	(500)	-	-	-
Gain from debt extinguishment	(1,132,074)	(192,562)	-	-
Loss on disposal of assets of discontinued operations	-	-	269,252	-
Increase (decrease) in liabilities of discontinued operations	(60,000)	-	233,489	234,530
Decrease in assets of discontinued operations	-	-	-	8,238
Shares issued for services rendered	-	-	107,500	318,032

NET CASH USED IN OPERATING ACTIVITIES	(60,000)	-	-	(490,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Employee loans	-	-	-	(24,924)
Proceeds from sale of discontinued operations	500	-	-	-

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	500	-	-	(24,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	81,625
Proceeds from sale of preferred stock	60,000	-	-	-
Proceeds from issuance of notes payable	-	-	-	430,508

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	-	-	512,133

NET CHANGE IN CASH	500	-	-	(3,272)
Cash balance, beginning	-	-	-	3,272
Cash balance, ending	$ 500	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -	$ -	$ 21,902
Cash paid for income taxes	$ -	$ -	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

A new corporation with ownership unrelated to the above, Sino-Biotics, Inc., was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger to an individual for $500.  On July 19, 2005, Sino merged with Instachem Systems in a re-domiciling and merger under which Sino-Biotics was the surviving entity.

As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger, creating a Gain on Sale of Discontinued Operations of $500 (see Note 5).

Sino has no current operations and is seeking a merger partner.

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

NOTE 2 – GOING CONCERN

As of September 30, 2005, Sino has an accumulated deficit of $6,392,484.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

The original shareholders of Innovative Coatings held 11,422,356 shares of common and 369,341 shares of preferred stock as of December 31, 2002.  In 2003 and immediately prior to the merger, 304,183 shares of preferred were converted to the same number of common.  At the time of the merger in August 2003, the remaining 65,158 preferred shares were cancelled and the 11,726,539 common shares were converted one-for-one to Sino-Biotics common shares.  Since that time, another 17,838,475 shares have been issued for cash, services and conversion of certain debts.  Total outstanding common shares as of September 30, 2005 are 29,565,014.

In November 2003, 200,000 common shares were issued in settlement of $50,000 in notes payable.

During 2003, 530,000 common shares were issued for services valued at $107,500, of which 41,525 shares were issued for services performed prior to the August 2003 merger discussed above and the 488,475 remaining shares were issued for services performed after the merger.

On July 13, 2005, Instachem issued 300,000 shares of convertible preferred stock for $60,000.  The preferred shares were converted into 15,000,000 shares of common stock on July 28, 2005.  The proceeds were used to pay off prior liabilities.

On July 14, 2005, Instachem issued 2,150,000 shares of common stock to settle trade payable claims valued at $17,200.

NOTE 4 – LOSS FROM DISCONTINUED OPERATIONS

During the second quarter 2003, ICC GA ceased operations.  As a result, the operations for fiscal years 2002 and 2003 have been accounted for as a discontinued operation under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NOTE 5 – GAIN ON SALE OF DISCONTINUED OPERATIONS

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

NOTE 6 – DEBT EXTINGUISHMENT

As of the July 18, 2005 acquisition of ICC Merger, Sino’s legal counsel determined that third party collection attempts on the obligations listed below were barred against Sino based on Oklahoma law, as Sino became the parent corporation at the time of the reorganization, and at that time and subsequent to it, Sino never operated, managed, financed, received assets, transferred assets, guaranteed debts or obligations, nor took any actions with respect to ICC Merger, such that the debts of the subsidiary cannot be asserted against Sino.  Furthermore, the obligations listed below are barred by Oklahoma’s Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Sino to extend their due dates.  $192,562 of the total debt is shown as debt extinguishment in 2004 and the balance in 2005.  The following is a detail of these amounts:

	September 30,	December 31,
	2005	2004
Accounts payable	$ 323,686	$ 32,562
Accrued expenses	2,494	-
Payroll liabilities	456,044	-
Notes payable	349,850	160,000
	$ 1,132,074	$ 192,562

NOTE 7 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 will restrict virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $0.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Company has had no disagreements with accountants. Company engaged a new accountant, as detailed below under Item 8B, “Changes in Registrant’s Certifying Accountant.”

Item 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.  Based upon that evaluation, in view of our limited operations and lack of employees, disclosure controls and procedures are deemed adequate as of the end of the period covered by this report.   There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.

OTHER INFORMATION

Entry into a Material Definitive Agreement.

On July 14, 2005, Company authorized issuance of a total of 2,150,000 shares of common stock as settlement with three persons that had been engaged as consultants by Company’s predecessor in interest, such consulting arrangements dating back to 2003.

On July 19, 2005, Company engaged in a domiciliary merger and name change, in which Company’s name was changed from “Instachem Systems, Inc.” to “Sino-Biotics, Inc.” and its state of domicile was changed from Oklahoma to Delaware.

Completion of Acquisition or Disposition of Assets

On July 18, 2005, Company sold its only subsidiary, ICC Merger Corp to a single investor.  Company received $500 for the sale of the subsidiary.

As set forth under “Entry into a Material Definitive Agreement,” above, on July 19, 2005, Company engaged in a domiciliary merger and name change, in which Company’s name was changed from “Instachem Systems, Inc.” to “Sino-Biotics, Inc.” and its state of domicile was changed from Oklahoma to Delaware.

Unregistered Sales of Equity Securities

On July 13, 2005, the Board of Directors authorized the issuance to Venture Fund I, a Nevada corporation, of 300,000 shares of preferred stock of Instachem Systems, Inc.  These shares were converted into 15,000,000 shares of Common Stock on July 29, 2005.  These shares were deemed exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 14, 2005, Company authorized issuance of a total of 2,150,000 shares of common stock as settlement with three persons that had been engaged as consultants by Company’s predecessor in interest, such consulting arrangements dating back to 2003.  These shares were deemed exempt from registration under Section 4(2) of the Securities Act of 1933.

Changes in Registrant’s Certifying Accountant.

On September 15, 2005, Malone & Bailey PC was engaged as the new principal independent accountants, commencing with the audit for the year ending December 31, 2004, and the short year beginning January 1, 2005 and ending September 30, 2005.  The appointment of Malone & Bailey PC was recommended and approved by the Registrant’s Board of Directors.  During the Registrant’s two most recent fiscal years, the Registrant did not consult  with Malone and Bailey PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant’s financial statements, and neither writer report nor oral advice was provided to the Registrant by Malone & Bailey PC that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-K and the related Instructions to Item 304 of Regulation S-K.   Company previously used Tauber & Balser, P.C. 3340 Peachtree Road, N.E. Suite 25, Atlanta, GA 30326 as its accountant.  Company’s change from Tauber & Balser, P.C. to Malone & Bailey PC was not based on any disagreement.

Changes in Control of Registrant.

On July 13, 2005, the Board of Directors authorized the issuance to Venture Fund I, a Nevada corporation, of 300,000 shares of preferred stock of Instachem Systems, Inc.  Ownership of these preferred shares made Venture Fund I the controlling shareholder of Company, as the preferred shares were convertible into 15,000,000 voting common shares, with 14,565,014 otherwise issued and outstanding at that time.  These shares were subsequently converted on July 29, 2005.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On July 13, 2005, the Board of Directors accepted the resignation of Robert Mottern from his position as sole officer and director of the Company, and appointed Curtis Hunsinger to replace Mr. Mottern as sole officer and director of the Company.  The resignation by Robert Mottern and appointment of Curtis Hunsinger was not based on any disagreement with Company. Curtis Hunsinger shall serve as a director of the Company until the next annual meeting of the stockholders of Company or until his earlier death, disability or resignation.  Mr. Hunsinger shall serve as an officer of the Company at the pleasure of the Board of Directors.

Amendments to Articles of Incorporation of Bylaws; Change in Fiscal Year.

On July 19, 2005, Company amended its Articles of Incorporation to authorize issuance of 300,000 preferred shares of stock to Venture Fund I in exchange for Venture Fund I’s payment of a $60,000.00 obligation owed to the law firm of Weizenecker, Mottern & Fisher, PC.  Also on July 19, 2005, Company amended its Articles of Incorporation to authorize a 1-for-127 reverse stock split.  The reverse stock split was canceled before being booked by the Company’s transfer agent.

On July 21, 2005, Company amended its Articles of Incorporation, increasing the authorized common shares of the Company from 15,000,000 shares to 35,000,000.  The authorized preferred shares remained the same, at 5,000,000.

On July 27, 2005, Company amended and restated its Articles of Incorporation, restating the prior increase in authorized capital, and adding a provision for a 1-for-2 reverse stock split.  Company canceled the reverse stock split before it was booked with by the Company’s transfer agent.

On November 7, 2005, Company changed its fiscal year end to September 30, effective 2005.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and director and his age as of September 30, 2005:

Director:

Name of Director:	Age

Curtis Hunsinger	29

Executive Officer:

Name of Officer:	Age	Office

Curtis Hunsinger	29	President, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Mr. Curtis Hunsinger is Company’s President, Secretary and Treasurer and is its only Director. Mr. Hunsinger was appointed to the positions of President, Treasurer and Secretary and sole Director on July 13, 2005.  Mr. Hunsinger, age 29, is from Houston, Texas and is a businessman familiar with and having general knowledge of various business entities and review of operations and procedures.  Mr. Hunsinger was the President of CI Sell Cars, a Texas corporation, from December 2002 until its merger with Strategy International in 2004.

We presently do not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as money becomes available.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees

We have no significant employees other than Curtis Hunsinger.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Sino to become directors or executive officers.

(d)

Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

Neither Curtis Hunsinger nor Venture Fund I filed a Form 3 upon becoming a director/officer and beneficial owner of more than 10% of the Company’s common stock, respectively.  Bob Mottern did not file a Form 3 upon becoming a director/officer.  No Form 4 or Form 5 was filed with respect to the foregoing.

(f)

Audit Committee Financial Expert

The Company has no audit committee financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the Company’s entire Director performs the required functions of an audit committee.  Curtis Hunsinger, is the only member of the Company’s Board of Directors, and its functional-equivalent of an audit committee.  None of the directors meet the independent requirements for an audit committee member.  The Director selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. The Company has not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet the Company’s requirements at this time.

(h)

Disclosure Committee and Charter

The Company has no disclosure committee or disclosure committee charter, as the Company has not been operating and has only one officer and director.

(i)

Code of Ethics

The Company does not have a formal Code of Ethics as it has not been operating and has had no reason to adopt such a code at this time.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is September 30, 2005.

SUMMARY COMPENSATION TABLE

Name and	Fiscal	Annual	Long-Term	Other
Principal Position	Year	Compensation	Compensation	Compensation

Curtis Hunsinger(1)	2005	0	0	0
President, Secretary/ Treasurer, and Director Robert Mottern(2)	2005	0	0	$60,000

  President and  Director

Robert Mottern

          2004

    0

       0

                        0

   President and Director

(1)

Mr. Hunsinger was appointed to the positions of President, Secretary/Treasurer, and Director, on July 13, 2005.

(2)

Mr. Mottern became President and sole Director on December 30, 2003.  No salary was paid to Mr. Mottern during his term as an officer and director, but he was paid a one-time fee of $60,000 upon his resignation, as payment for services rendered.

Stock Option Grants

We have also not granted any stock options since our inception on July 6, 2005, including to any directors, officers or employees, and there are no retirement, pension, profit sharing or insurance programs or other similar programs in place for the benefit of our employees.  There were no stock options or SARS outstanding during the periods covered by this report.

Director Compensation; Employment Agreements

We presently do not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as funds become available. We do not have a written employment agreement with Mr. Hunsinger.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2005, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities and (ii) our sole officer and director.  The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (2)

Common Stock	Venture Fund I	15,000,000(1)	51%
	Ruth Shepley, President,
	3726 Northgate Village Dr. Houston, Texas 77068

Common Stock	Curtis Hunsinger	0	0
	25402 Chapel Ridge Spring TX 77373

(1)

The person named as President above has full voting and investment power with respect to the shares indicated.

(2)

The percent of class is based on 29,565,014 shares of common stock issued and outstanding as of January 19, 2006.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Change of Control

The Company is not aware of any arrangement that may result in a change of control of the company, unless the Company is successful in arranging a merger or acquisition, in which case the control of the Company could be changed.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters;

5.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.

EXHIBITS

(a)  The following documents are filed as part of this report:

EXHIBIT

DESCRIPTION

STATUS

2.1

Agreement and Plan of Reorganization regarding

Filed

The merger of Innovative Coatings Corporation

With and into ICC Holdings Corp, filed with

Instachem Systems, Inc.’s Form 8-K filed

8/29/03

2.2

Stock Purchase Agreement between David Lennox

Included

And Instachem Systems, Inc.

2.3

Agreement and Plan of Merger between Instachem

Included

Systems, Inc. and Sino-Biotics, Inc.

3.1

Certificate of Incorporation of Instachem

Filed

Systems, Inc, as filed with Instachem

Systems, Inc.’s Form 8-K filed on 8/29/03

3.2

Amended Certificate of Incorporation of

Included

Instachem Systems, Inc. (Preferred Shares)

3.3

Amended Certificate of Incorporation of

Included

Instachem Systems, Inc. (Reverse Split)

3.4

Certificate of Incorporation of Sino-Biotics, Inc.

Included

3.5

Amended Certificate of Incorporation of

Included

Sino-Biotics, Inc.

3.6

Restated Certificate of Incorporation of

Included

Sino-Biotics, Inc.

3.6

Bylaws of Sino-Biotics, Inc.

Included

13.1

Form 10-Q for the Period Ending 3/31/05,

Filed

Filed simultaneously with this Form 10-K

13.2

Form 10-Q for the Period Ending 6/30/05,

Filed

Filed simultaneously with this Form 10-K

31

Certification pursuant to Section 301 of the

Included

Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. Section 1350,

Included

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Company’s audit of annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004:

$       0

-

Malone & Bailey, P.C.

2005

:

$5,860

-

Malone & Bailey, P.C.

(2)  Audit-Related Fees - None

(3)   Tax Fees - None

(4)  All Other Fees - None

(5)  The Company’s Board of Directors, acting as audit committee, pre-approves all accounting-relating activities, including both audit and non-audit services, prior to the performance of any services by an accountant or auditor.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was nil%.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO-BIOTICS, INC.

Registrant

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