Form 10QSB
period 2005-12-31
INSTACHEM SYSTEMS INC
filed 2006-02-15
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________________

Commission file number  000-32161

Sino-Biotics, Inc. (formerly Instachem Systems, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	20-3828148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Johnstone Avenue, Suite 501, Bartlesville, Oklahoma 74003
(Address of principal executive offices)

918-336-1773
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [  X ]      No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                             Yes  [  X }      No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

29,565,014  common shares issued and outstanding as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2005, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

BALANCE SHEET

December 31, 2005 and September 30, 2005

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 2,777	$ 2,777

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,565,014 shares issued	29,565	29,565
Additional paid-in capital	6,384,642	6,384,642
Treasury stock, at cost, 1,250,000 shares	(24,000)	(24,000)
Accumulated deficit	(6,392,484)	(6,392,484)
Total stockholders’ deficit	(2,277)	(2,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF INCOME

For the Three Months Ended December 31, 2005 and December 31, 2004

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2005	2004

Net income from discontinued operations	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

 SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2005 and December 31, 2004

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ -	$ -

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	-
Cash balance, ending	$ 500	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation.  The accompanying unaudited interim financial statements of Sino-Biotics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Sino-Biotics’ Annual Financial Statements filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2005, as reported in the Form 10-KSB, have been omitted.

Nature of business.  The registrant, Innovative Coatings, a Georgia corporation, ceased operations June 2003.  On August 1, 2003, ICC Holdings Corp. (ICC Oklahoma) was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems, Inc. was formed as a wholly-owned subsidiary of ICC Oklahoma, and ICC Merger Corp was formed as a wholly-owned subsidiary of Instachem.  On August 11, 2003, ICC Oklahoma merged with its parent Innovative Coatings to change its state of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger bought ICC Oklahoma.

A new corporation with ownership unrelated to the above, Sino-Biotics, Inc., was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger to an individual for $500.  On July 19, 2005, Sino bought Instachem Systems.

As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger.

As of February 7, 2005, Sino had no current operations and was seeking a merger partner.

Sino’s fiscal year end is September 30.

NOTE 2 – GOING CONCERN

As of December 31, 2005, Sino has an accumulated deficit of $6,392,484.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

The original shareholders of Innovative Coatings held 11,422,356 shares of common and 369,341 shares of preferred stock as of December 31, 2002.  In 2003 and immediately prior to the merger, 304,183 shares of preferred were converted to the same number of common.  At the time of the merger in August 2003, the remaining 65,158 preferred shares were cancelled and the 11,726,539 common shares were converted one-for-one to Sino-Biotics common shares.  Since that time, another 17,838,475 shares have been issued for cash, services and conversion of certain debts.  Total outstanding common shares as of December 31, 2005 are 29,565,014.

Item 2. Management's Discussion and Analysis and Plan of Operation.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Overview and Business of Sino-Biotics Systems, Inc.

General Overview

Sino-Biotics, Inc. (“Sino”) was organized under the laws of the State of Delaware on July 6, 2005.  On July 19, 2005, Sino acquired Instachem Systems, Inc. (an Oklahoma corporation), with Sino the surviving entity and in exchange for 14,565,014 shares of Sino common stock.  Instachem’s common stock was traded on the Pink Sheets under the symbol "IVGC."  Sino’s common stock is currently traded on the OTCBB under the symbol “SINB.”

From its inception to December 31, 2005, Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations, and Sino has no plans to raise additional equity financing or begin operating.

PLAN OF OPERATION

Sino, as of the date of filing of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”.  Management recognizes the possibility that, if additional funds are not raised or the company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, Sino’s assets could have to be liquidated or otherwise reduced.  Because Sino does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates. Sino currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Sino does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Sino's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Sino anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Sino incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If Sino's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust Sino's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, Sino's common stock would become worthless and holders of Sino's common stock would receive a nominal distribution, if any, upon the Sino's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, Sino's management intends to consider only combination candidates that are profitable or which, in management's view, have growth potential.  Sino's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with certain financial information, or is in a position to provide such financial information in a timely manner. Sino will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  Sino may require payment of fees by such combination candidate to fund the investigation of such candidate.

Sino's limited financial resources may make the acquisition of financial and other material information about a potential combination candidate difficult or even impossible to obtain and, thus, there can be no assurance that Sino will have sufficient funds to obtain such reports or information when considering combination proposals or candidates.

Until it successfully completes a business combination, Sino does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.  Sino expects to perform no product research or development in connection with its plan of operation, except to the extent the above-referenced information is sought from potential business combination candidates.

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of December 31, 2005, and had working capital of $500 as of December 31, 2005.

Sino has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The company does not have any external sources of liquidity such as a bank line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Sino does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Sino’s critical accounting policies are described in the Notes to its Financial Statements at Item 1 of this report.  Only items not set forth in the Notes to the Financial Statements at Item 1 above will be set forth in this section of the report.  This section, in combination with Note 1 to both of the Financial Statements at Item 1, is a summary of critical accounting policies of Sino, and is presented to assist in understanding the company’s financial statements.  The financial statements and notes are representations of Sino’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Sino’s year end was changed from December 31 to September 30, effective in 2005.

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

There is no history upon which to base any assumption as to the likelihood that we will prove successful in  locating an acquisition or merger candidate, and there is no assurance that we will be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, the business will most likely fail.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no operations and no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sino is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

None.

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

Date: February 14, 2006

By:

/s/   Curtis Hunsinger

Curtis Hunsinger, President, Chief

Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Curtis Hunsinger

President, Chief Executive

February 14, 2006

Curtis Hunsinger

Officer, Chief Operations

Officer (Principal Executive

Officer), Sole Director

Index to Exhibits

Exhibit

Number

Description

2.1

Agreement and Plan of Reorganization regarding

Filed*

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