Form 10QSB
period 2006-03-31
INSTACHEM SYSTEMS INC
filed 2006-05-15
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934

For the quarterly period ended March 31, 2006

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

29,565,014  common shares issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one Yes  [  ]       No  [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2006, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2006	2005

ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 2,777	$ 2,777

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,565,014 shares issued	29,565	29,565
Additional paid-in capital	6,384,642	6,384,642
Treasury stock, at cost, 1,250,000 shares	(24,000)	(24,000)
Accumulated deficit	(6,392,484)	(6,392,484)
Total stockholders’ deficit	(2,277)	(2,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

STATEMENTS OF INCOME

 (Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Net income from discontinued operations	$ -	$ -	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

 SINO-BIOTICS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2006 and March 31, 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ -	$ -

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	-
Cash balance, ending	$ 500	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Overview and Business of Sino-Biotics Systems, Inc.

General Overview

Sino-Biotics, Inc. (“Sino”) was organized under the laws of the State of Delaware on July 6, 2005.  On July 19, 2005, Sino acquired Instachem Systems, Inc. (an Oklahoma corporation), with Sino the surviving entity and in exchange for 14,565,014 shares of Sino common stock.  Instachem’s common stock was traded on the Pink Sheets under the symbol "IVGC."  Sino’s common stock is currently traded on the OTCBB and on the Pink Sheets under the symbol “SINB.”

From its inception to March 31, 2006, Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of March 31, 2006, and had working capital of $500 as of March 31, 2006.

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

There is currently a limited market for our common stock, which trades on the Pink Sheets and the OTC Bulletin Board under the symbol “SINB”.  Trading of stock on the Pink Sheets and the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a market will develop in the stock, in which case it will be difficult for stockholders to sell their stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no operations and no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: May  15, 2006

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

May 15, 2006

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