Form 10QSB
period 2006-06-30
SINO-BIOTICS INC.
filed 2006-08-14
CIK 1110396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No.: 000-32161

Sino-Biotics, Inc.

(formerly Instachem Systems, Inc.)
(Exact name of registrant as specified in its charter)

Delaware 20-3828148 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

501 S. Johnstone Avenue, Suite 501

Bartlesville, Oklahoma 74003
(Address of principal executive offices)

Issuer's telephone number: 918-336-1773

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2006, 29,565,014 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2006, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2006	2005

ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities of discontinued operations	$ 2,777	$ 2,777

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,565,014 shares issued	29,565	29,565
Additional paid-in capital	6,384,642	6,384,642
Treasury stock, at cost, 1,250,000 shares	(24,000)	(24,000)
Accumulated deficit	(6,392,484)	(6,392,484)
Total stockholders’ deficit	(2,277)	(2,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

SINO-BIOTICS, INC.

STATEMENTS OF EXPENSES

 (Unaudited)

Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
June 30,	June 30,	June 30,	June 30,
2006	2005	2006	2005

Net income from discontinued operations	$ -	$ -	$ -	$ -

 SINO-BIOTICS, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2006 and June 30, 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ -	$ -

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	-
Cash balance, ending	$ 500	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

SINO-BIOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation.  The accompanying unaudited interim financial statements of Sino-Biotics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino-Biotics’ Annual Financial Statements filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2005, as reported in the Form 10-KSB, have been omitted.

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

Overview and Business of Sino-Biotics Systems, Inc.

General Overview

Sino-Biotics, Inc. (“Sino”) was organized in Delaware on July 6, 2005.  On July 19, 2005, Sino acquired Instachem Systems, Inc. (an Oklahoma corporation), with Sino the surviving entity and in exchange for 14,565,014 shares of Sino common stock.  Instachem’s common stock was traded on the Pink Sheets under the symbol "IVGC."  Sino’s common stock is currently traded on the OTCBB and on the Pink Sheets under the symbol “SINB.”

From its inception to June 30, 2006, Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of June 30, 2006, and had working capital of $500 as of June 30, 2006.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no operations and no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2006

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

August 14, 2006

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