Form 10KSB/A
period 2005-12-30
SINO-BIOTICS INC.
filed 2007-01-17
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2002,

December 31, 2003 and December 31, 2004,

and for the transitional year ended September 30, 2005

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 16, 2007 ($.020) was $297,500.    For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of January 16, 2007 was 14,875,014.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of January 16, 2007:  29,565,014 shares of common stock, $0.001 par value.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the “Pink Sheets” since August, 2005, under the symbol SINB.  Instachem’s common stock was previously traded on the Pink Sheets under the symbol "IVGC."  However, there is a very limited public market for the Sino common stock.  As of  January 16, 2007:  29,565,014 shares of common stock were outstanding.

The following table sets forth, for the respective periods indicated, the high and low bid quotations for the Sino common stock.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended

 High Bid

 Low Bid

9/30/05

.05

.008

6/30/05

.009

.008

3/31/05

.008

.008

12/31/04

.008

.008

9/30/04

.015

.008

6/30/04

.02

.015

3/31/04

.03

.02

12/31/03

.05

.02

9/30/03

.07

.02

6/30/03

.18

.05

3/31/03

.25

.09

12/31/02

.28

.08

Holders of Our Common Stock

As of the date of this report, the Company had two hundred forty (240) registered shareholders.  The Company believes that it has more shareholders since many of its shares are held in "street" name.

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

Sino’s fiscal year ends September 30, 2005.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino-Biotics, Inc.

(formerly Instachem Systems, Inc.)

Bartlesville, Oklahoma

We have audited the accompanying balance sheet of Sino-Biotics, Inc. as of September 30, 2005, and the related statements of income, stockholders’ deficit, and cash flows for the short year ended September 30, 2005 and each of the years ended December 31, 2004, 2003 and 2002.  These financial statements are the responsibility of Sino’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino as of September 30, 2005, and the results of its operations and its cash flows for the short year ended September 30, 2005 and each of the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

January 8, 2007

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

And the Years Ended December 31, 2003 and 2002

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

As of January 8, 2007, Sino had no current operations and was seeking a merger partner.

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

On December 11, 2006, the Board of Directors accepted the resignation of Curtis Hunsinger from his position as sole officer and director of the Company, and appointed David Lennox to replace Mr. Hunsinger as sole officer and director of the Company.  The resignation by Curtis Hunsinger and appointment of David Lennox was not based on any disagreement with Company. David Lennox shall serve as a director of the Company until the next annual meeting of the stockholders of Company or until his earlier death, disability or resignation.  Mr. Lennox shall serve as an officer of the Company at the pleasure of the Board of Directors.

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

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (2)

Common Stock	Venture Fund I	15,000,000(1)	51%
	James Ditanna, President
	501 S. Johnstone, Ste. 501 Bartlesville OK 74003

Common Stock	Curtis Hunsinger	0	0
	25402 Chapel Ridge Spring TX 77373

Common Stock	David Lennox	100,000(3)	0.006%
	5851 Inwood Dr.
	Houston TX 77057

(1)

The person named as President above has full voting and investment power with respect to the shares indicated.

(2)

The percent of class is based on 29,565,014 shares of common stock issued and outstanding as of January 16, 2007.

(3)

Shares have yet to be issued under appointment terms.

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

3.1

            Certificate of Incorporation of Instachem

                      Systems, Inc, as filed with Instachem

                      Systems, Inc.’s Form 8-K filed on 8/29/03

Filed

3.2

            Amended Certificate of Incorporation of

                 Instachem Systems, Inc. (Preferred Shares)

Included

3.3

             Amended Certificate of Incorporation of

                 Instachem Systems, Inc. (Reverse Split)

Included

3.4

             Certificate of Incorporation of Sino-Biotics, Inc.

Included

3.5              Amended Certificate of Incorporation of

                       Sino-Biotics, Inc.

Included

3.6

             Restated Certificate of Incorporation of

                        Sino-Biotics, Inc .

Included

3.6

                Bylaws of Sino-Biotics, Inc.

Included

5.1

             Opinion of Heskett & Heskett

Included

8.1              Letter from Malone & Bailey, PC

Included

13.1            Form 10-Q for the Period Ending 3/31/05,

                Filed simultaneously with this Form 10-K

Filed

13.2            Form 10-Q for the Period Ending 6/30/05,

                 Filed simultaneously with this Form 10-K

Filed

31                Certification pursuant to Section 301 of the

                             Sarbanes-Oxley Act of 2002

Included

32

            Certification pursuant to 18 U.S.C. Section 1350,

                              as adopted pursuant to Section 906 of the

 Sarbanes-Oxley Act of 2002.

Included

(b)

Form 8K

Form 8K filed December 18, 2006, announcing Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

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

2006

$4,500

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

SINO-BIOTICS, INC.

Registrant

Date: January 16, 2007

By:

/s/   David Lennox

David Lennox, President, Chief Executive

Officer, Chief Operations Officer (Principal

Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   David Lennox

President, Chief Executive

January 16, 2007

David Lennox

Officer, Chief Operations

Officer (Principal Executive

Officer), Sole Director