Form 10KSB
period 2006-09-30
SINO-BIOTICS INC.
filed 2007-01-17
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Business of Issuer. The Company is actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates during its current fiscal year.  There is no assurance such a transaction would be completed during this fiscal year or later.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's offices are located at its Oklahoma attorney's offices: Heskett & Heskett, 501 South Johnstone Ave., Suite 501, Bartlesville, Oklahoma 74003, which are made available to the Company for no fee.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth fiscal quarter ended September 30, 2006, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded in the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since February 2, 2006.  There is a very limited public market for the Common Stock.  As of September 30, 2006, 29,565,014 shares of common stock were outstanding.

The high and low bid quotations for Common Stock as of September 30, 2006, was $.025 and $.020, respectively.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

At December 22, 2006, there were approximately 246 holders of record of the Company's securities.  The Company believes that it has more shareholders since many of its shares are held in "street" name.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)

Plan of Operation.

The Company's plan of operation for the next twelve months is to seek acquisition or merger candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.

Safe Harbor Statement

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties.  These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino-Biotics, Inc.

(formerly Instachem Systems, Inc.)

Bartlesville, Oklahoma

We have audited the accompanying balance sheet of Sino-Biotics, Inc. as of September 30, 2006, and the related statements of income, stockholders’ deficit, and cash flows for each of the two years then ended.  These financial statements are the responsibility of Sino’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino as of September 30, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

January 8, 2007

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

BALANCE SHEET

September 30, 2006

ASSETS

Cash	$ 500

TOTAL ASSETS	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$ 20,000
Liabilities of discontinued operations	2,777
Total Liabilities	22,777

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 35,000,000 shares authorized, 29,565,014 shares issued	29,565
Additional paid-in capital	6,392,642
Accumulated deficit	(6,444,484)
Total stockholders’ deficit	(22,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc..)

STATEMENTS OF INCOME

For the Years Ended September 30, 2006, and 2005

	2006	2005

Legal and professional expenses	$ 52,000	$ -

Net loss	52,000	-
(Gain) on sale of discontinued operations (Note 6)		(500)
(Gain) from debt extinguishment (Note 7)		(1,132,074)

Net income (loss) from discontinued operations	$ (52,000)	$ 1,132,574

Net income (loss) per common share	$ (0.00)	$ 0.06

Weighted average shares outstanding	18,194,501	18,194,501

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2006 and 2005

	Preferred	Preferred	Common	Common	Additional
	stock	stock	stock	stock	Paid-in	Accumulated
	shares	amount	shares	amount	capital	deficit	Total
December 31, 2004	-	-	12,415,014	$ 12,415	$ 6,300,592	$ (7,525,058)	$(1,212,051)
Common stock issued for settlement of vendor claims (July 2005)	-	-	2,150,000	2,150	15,050	-	17,200
Preferred stock issued for cash (July 2005)	300,000	3,000		-	57,000	-	60,000
Conversion of preferred stock to common stock (no par value)	(300,000)	(3,000)	15,000,000	15,000	(12,000)	-	-
Net income				-	-	1,132,574	1,132,574
September 30, 2005			29,565,014	$ 29,565,14	$ 6,360,642	$ (6,392,484)	$ (2,277)
Professional fees paid directly by stockholder	-	-	-	-	32,000	-	32,000
Net loss				-	-	(52,000)	(52,000)
September 30, 2006			29,565,014	$ 29,565,14	$ 6,392,642	$ (6,444,484)	$ (22,277)

See accompanying summary of accounting policies

and notes to financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2006, and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (52,000)	$ 1,132,574

Adjustments to reconcile net loss to net cash used in operations:
Gain on sale of discontinued operations	-	(500)
Gain from debt extinguishment	-	(1,132,074)
Increase (decrease) in liabilities of discontinued operations	-	(60,000)
Expenses paid directly by shareholder	32,000	-
Increase in accounts payable	20,000	-

NET CASH USED IN OPERATING ACTIVITIES	-	(60,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	-	500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	60,000

NET CHANGE IN CASH	500	500
Cash balance, beginning	-	-
Cash balance, ending	$ 500	$ 500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005, creating a Gain on Sale of Discontinued Operations of $500 (see Note 5).

As of September 30, 2006, Sino had no current operations and was seeking a merger partner.

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

Revenue Recognition.  Sino recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For the period from September 30, 2005 to September 30, 2006, Sino had no revenues.

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

NOTE 2 – GOING CONCERN

As of September 30, 2006, Sino had an accumulated deficit of $6,444,484.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

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

NOTE 4 – GAIN ON SALE OF DISCONTINUED OPERATIONS

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

NOTE 5 – DEBT EXTINGUISHMENT

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

NOTE 6 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 will restrict virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $0.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None .

Item 8A.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.  Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are in need of improvement as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 8B.

Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On December 11, 2006, the Sino-Biotics, Inc. Board of Directors elected Mr. David Lennox to serve as a Director, President, Chairman of the Board, and as Secretary/Treasurer of the Corporation to fill the vacancy in the Board of Directors of the Corporation created by the resignation of Curtis Hunsinger and for the unexpired portion of his term.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and director and his age as of December 22, 2006:

Director:

Name of Director:	Age

David Lennox	69

Executive Officer:

Name of Officer:	Age	Office

David Lennox	69	President, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Mr. David Lennox has been a commercial contractor and developer in the Houston, Texas, region for over twenty-five years. He is also a private venture capitalist for early stage private and public companies. Mr. Lennox currently serves a the Director of Gabriel Technologies, a public company.

The election of Mr. Lennox was not pursuant to any arrangement or understanding between Mr. Lennox and any third party. As of the date of this report, nether Mr. Lennox nor his immediate family member is a party, either directly or indirectly, to any transaction required to be reported pursuant to Item 404(a) of Regulation S-K.

Mr. Lennox will receive 100,000 shares of restricted stock as compensation.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees

We have no significant employees other than David Lennox.

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

(e)

Compliance with Section 16(A) of the Exchange Act

David Lennox did not  file a Form 3 upon becoming a director/officer and beneficial owner of more than 10% of the Company’s common stock, respectively.  No Form 4 or Form 5 was filed with respect to the foregoing.

(f)

Audit Committee Financial Expert

The Company has no audit committee financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the Company’s entire Director performs the required functions of an audit committee.  David Lennox, is the only member of the Company’s Board of Directors, and its functional-equivalent of an audit committee.  None of the directors meet the independent requirements for an audit committee member.  The Director selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. The Company has not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet the Company’s requirements at this time.

(h)

Disclosure Committee and Charter

The Company has no disclosure committee or disclosure committee charter, as the Company has not been operating and has only one officer and director.

(i)

Code of Ethics

The Company does not have a formal Code of Ethics as it has not been operating and has had no reason to adopt such a code at this time.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is December, 2006.

SUMMARY COMPENSATION TABLE

Name and	Fiscal	Annual	Long-Term	Other
Principal Position	Year	Compensation	Compensation	Compensation

David Lennox	2006	0	0	0

(1)

Mr. Lennox was appointed to the positions of President, Secretary/Treasurer, and Director, on December 11, 2006.

Stock Option Grants

Mr. Lennox will receive 100,000 shares of restricted stock as compensation.

Director Compensation; Employment Agreements

We presently do not pay our directors and officers any salary or consulting fee.  Expenses will be reimbursed as funds become available. We do not have a written employment agreement with Mr. Lennox.

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

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (2)

Common Stock	Venture Fund I	15,000,000(1)	51%
	James Ditanna, President,
	501 S. Johnstone, Ste. 501 Bartlesville OK 74003

Common Stock	David Lennox	____100,000(3)___	0.006%
	5851 Inwood Dr. Houston TX 77507

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

ITEM 13.

EXHIBITS

(a)

The following documents are filed as part of this report:

EXHIBIT

DESCRIPTION

3.1

Articles of Incorporation of Sino-Biotics, Inc., included as an exhibit to the 10-KSB filed November 22, 2005.

3.2

Bylaws of Sino-Biotics, Inc., included as an exhibit to the 10-KSB filed November 22, 2005.

31

Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

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

2005:

$ 5,860

Malone & Bailey, P.C.

2006:

$ 4,500

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

David Lennox, President, Chairman,

Director and Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   David Lennox

President, Chairman,

January 16, 2007

David Lennox

Director and Secretary/

Treasurer