Form 10KSB/A
period 2006-09-30
SINO-BIOTICS INC.
filed 2007-05-11
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino-Biotics, Inc.

(formerly Instachem Systems, Inc.)

Bartlesville, Oklahoma

We have audited the accompanying consolidated balance sheet of Sino-Biotics, Inc. as of September 30, 2006, and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of Sino’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sino as of September 30, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Sino will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Sino has no operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the audited consolidated financial statements as of and for the year ended September 30, 2006 and the statement of stockholders’ deficit and cash flows for the year ended 2005 have been restated.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

January 8, 2007, except for Note 3 for which the date is May 11, 2007

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED BALANCE SHEET

September 30, 2006

(Restated)

ASSETS

Cash	$ 500

TOTAL ASSETS	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Convertible note payable	$ 10,000
Accounts payable and accrued expenses	22,250
Liabilities of discontinued operations	2,777
Total Current Liabilities	35,027

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	2,600
Common stock, $0.001 par value, 35,000,000 shares authorized, 29,565,014 shares issued	29,565
Additional paid-in capital	6,650,042
Accumulated deficit	(6,716,734)
Total stockholders’ deficit	(34,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500

See accompanying summary of accounting policies

and notes to consolidated financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc..)

CONSOLIDATED STATEMENTS OF EXPENSES

For the Years Ended September 30, 2006, and 2005

(Restated)

	2006	2005

Legal and professional expenses	$ 52,000	$ -
Interest expense	1,050

Loss from operations and other expenses	53,050	-
(Gain) on sale of discontinued operations (Note 6)	-	(500)
(Gain) from debt extinguishment (Note 7)	-	(1,132,074)

Net income (loss)	$ (53,050)	$ 1,132,574

Net income (loss) per common share – basic and diluted	$ (0.00)	$ 0.06

Weighted average shares outstanding	29,565,014	18,194,501

See accompanying summary of accounting policies

and notes to consolidated financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2006 and 2005

(Restated)

	Preferred	Preferred	Common	Common	Additional
	stock	Stock	stock	stock	Paid-in	Accumulated
	shares	Amount	shares	amount	capital	deficit	Total
December 31, 2004	260,000	$ 2,600-	12,415,014	$ 12,415	$ 6,557,992	$ (7,796,258)	$(1,223,251)
Common stock issued for settlement of vendor claims (July 2005)	-	-	2,150,000	2,150	15,050	-	17,200
Preferred stock issued for cash (July 2005)	300,000	3,000		-	57,000	-	60,000
Conversion of preferred stock to common stock	(300,000)	(3,000)	15,000,000	15,000	(12,000)	-	-
Net income				-	-	1,132,574	1,132,574
September 30, 2005	260,000	$ 2,600	29,565,014	$29,565	$ 6,618,042	$ (6,663,684)	$ (13,477)
Professional fees paid directly by stockholder	-	-	-	-	32,000	-	32,000
Net loss				-	-	(53,050)	(53,050)
September 30, 2006	260,000	$ 2,600	29,565,014	$ 29,565	$ 6,650,042	$ (6,716,734)	$ (34,527)

See accompanying summary of accounting policies

and notes to consolidated financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2006, and 2005

(Restated)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (52,650)	$ 1,132,574

Adjustments to reconcile net loss to net cash used in operations:
Gain on sale of discontinued operations	-	(500)
Gain from debt extinguishment	-	(1,132,074)
Increase (decrease) in liabilities of discontinued operations	-	(60,000)
Expenses paid directly by shareholder	32,000	-
Increase in accounts payable and accrued expenses	20,650	-

NET CASH USED IN OPERATING ACTIVITIES	-	(60,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	-	500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	60,000

NET CHANGE IN CASH	-	500
Cash balance, beginning	500	-
Cash balance, ending	$ 500	$ 500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash financing activities:
Conversion of preferred stock to common stock		$ 60,000
Common stock issued to settle accounts payable		17,200

See accompanying summary of accounting policies

and notes to consolidated financial statements.

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005, creating a Gain on Sale of Discontinued Operations of $500 (see Note 6).

As of September 30, 2006, Sino had no current operations and was seeking a merger partner.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after the elimination of inter-company accounts and transactions up to the transaction date.

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

Revenue Recognition.  Sino recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For fiscal 2005 and 2006, Sino had no revenues.

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

Earnings (Loss) Per Share.  Basic net income (loss) per share amounts are computed based on weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise become anti dilutive and then only the basic per share amounts are shown in the report.

Stock-Based Compensation.  The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), “Share-Based Payment”.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on fair value of the consideration received or the fair value of the equtiy instruments issued, whichever is more reliably measurable.  SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Recent Accounting Pronouncements.  Sino does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As of September 30, 2006, Sino had an accumulated deficit of $6,456,734.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – RESTATEMENT

Sino has restated the audited financial statements as of and for the year ended September 30, 2006 and the statement of stockholders’ deficit and cash flows for the year ended 2005.

On January 19, 2007, Sino concluded it was necessary to reflect a convertible note payable for $10,000 at 6% per annum and related accrued interest of $2,250.  The  note was entered into January 20, 2003.  The note provides the right to convert the note into 500,000 non-dilutable common shares of Sino.  The balance sheet as of September 30, 2006 was restated to include a $10,000 convertibe note payable, accrued interest of $2,250, and accumulated deficit for $12,250.  The statement of expenses for the year ended September 30, 2006 was restated to include interest expense of $1,050.  The statement of stockholder’s deficit as of September 30, 2006 and 2005 was restated to include the $10,000 convertible notes payable and accrued  interest of $1,200 as of December 31, 2004 and the net loss for the period ending September 30, 2006 was restated to include interest expense of $1,050.  The statement of cash flows as of September 30, 2006 and 2005 was restated to reflect the changes in the balance sheet as of September 30, 2006 and to include non-cash disclosure items for the period ending September 30, 2005.

On January 19, 2007, Sino received notification that there was 260,000 convertible preferred shares outstanding relating to Innovative Coatings which were issued February 4, 2000 for services.  The shares were valued as of February 4, 2000 at $260,000, based on a 1:1 conversion of preferred to common.  The common share market price at February 4, 2000 was $1.00.   The shares were previously written off by the company as part of the restructuring in 2005.  Sino’s board of directors elected to honor the certificates and convert them to Sino common shares.  As a result, Sino restated its financial statements to reflect the preferred shares outstanding.  The balance sheet as of September 30, 2006 was restated to include the preferred shares valued at $260,000 and to increase accumulated deficit by $260,000.  The statement of stockholders’ deficit as of September 30, 2006 and 2005 was restated for the same amounts.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

On July 13, 2005, Instachem issued 300,000 shares of convertible preferred stock for $60,000.  The preferred shares were converted into 15,000,000 shares of common stock on July 28, 2005.  The proceeds were used to pay off prior liabilities.

On July 14, 2005, Instachem issued 2,150,000 shares of common stock to settle trade payable claims valued at $17,200.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 20, 2003, Innovative Coatings issued a Convertible Promissory Note to Michael Dion for $10,000 at 6% per annum.  Michael Dion has the right, with proper notice, to convert the Note to 500,000 non-dilutable common shares of Sino. The Convertible Promissory Note allows Michael Dion to transfer or assign the Note to any third party without notice to Sino.

NOTE 6  – GAIN ON SALE OF DISCONTINUED OPERATIONS

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

NOTE 7 – DEBT EXTINGUISHMENT

As of the July 18, 2005 acquisition of ICC Merger, Sino’s legal counsel determined that third party collection attempts on the obligations listed below were barred against Sino based on Oklahoma law, as Sino became the parent corporation at the time of the reorganization, and at that time and subsequent to it, Sino never operated, managed, financed, received assets, transferred assets, guaranteed debts or obligations, nor took any actions with respect to ICC Merger, such that the debts of the subsidiary cannot be asserted against Sino.  Furthermore, the obligations listed below are barred by Oklahoma’s Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Sino to extend their due dates.  $192,562 of the total debt is shown as debt extinguishment in 2005.  The following is a detail of these amounts:

	September 30,	December 31,
	2005	2004
Accounts payable	$ 323,686	$ 32,562
Accrued expenses	2,494	-
Payroll liabilities	456,044	-
Notes payable	349,850	160,000
	$ 1,132,074	$ 192,562

NOTE 8 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 will restrict virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company's offices are located at its Oklahoma attorney's offices: Heskett & Heskett, 501 South Johnstone Ave., Suite 501, Bartlesville, Oklahoma 74003, which are made available to the Company for no fee.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2007, Sino issued 50,000 common shares, valued at $1,000 to Don Siegler for services provided in assisting with the 2003 and 2004 audits.

On January 2, 2007, Sino issued 100,000 common shares, valued at $2,000 to David Lennox for services as Sino’s Director and President.

On January 2, 2007, Sino converted Steven T. Mills’ Series A Convertible Preferred Shares issued on February 4, 2000 to 260,000 common shares.  See Note 3 for restatement relating to these shares.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None .

Item 8A.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.  Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are not effective because our auditors have identified deficiencies relating to unrecorded liabilities and financial statement disclosures.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

23.1

Consent Independent Registered Public Accounting Firm

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

$19,416

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

May 11, 2007

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

            May 11, 2007

David Lennox

Director and Secretary/

Treasurer