Form 10QSB
period 2007-03-31
SINO-BIOTICS INC.
filed 2007-05-21
CIK 1110396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007,   29,974,014 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2007, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2007	2006

ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Convertible note payabe	$ 10,000	$ 10,000
Accounts payable and accrued expenses	22,250	22,250
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	35,027	35,027

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, 260,000 issued and outstanding as of September 30, 2006	-	2,600
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,974,014 and 29,565,014, respectively, shares issued	29,975	29,565
Additional paid-in capital	6,655,232	6,650,042
Accumulated deficit	(6,719,734)	(6,716,734)
Total stockholders’ deficit	(34,527)	(34,527)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED STATEMENTS OF EXPENSES

 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 30,	March 30,
	2007	2006	2007	2006

Compensation Expense	$3,000	-	$3,000	-

Net loss	$(3,000)	-	$(3,000)	-

Net loss per common share - basic and	(0.00)	0.00	(0.00)	0.00
diluted

Weighted average shares outstanding	$29,965,903	$29,565,014	$29,763,256	$29,565,014

 SINO-BIOTICS, INC.

(Formerly Instachem Systems, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006

Net Loss	$ (3,000)	-
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash compensation	3,000	-
Cash used for operating activities	-	-

NET CHANGE IN CASH	--	- -
Cash balance, beginning	500	500
Cash balance, ending	$ 500	$ 500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

Non-cash financian activities:
Conversion of preferred stock to common stock	$ 2,600	$

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

NOTE 2 – GOING CONCERN

As of March 31, 2007, Sino had an accumulated deficit of $6,719,734.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the period ended March 31, 2007, Sino issued 50,000 common shares, valued at $1,000 to Don Siegler for services provided in assisting with the 2003 and 2004 audits.

During the period ended March 31, 2007, Sino issued 100,000 common shares, valued at $2,000 to David Lennox for services as Sino’s Director and President.

On January 2, 2007, Sino converted Steven T. Mills’ 260,000 Series A Convertible Preferred Shares issued on February 4, 2000 to 260,000 common shares.

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

From its inception to March 31, 2007, Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino did not transacted any business for the quarter ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of March 31, 2007, and had negative working capital of $34,527 as of March 31, 2007.

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

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance expansion and, `therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are not effective.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007  that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 5th day of May, 2001

Form 8-K filed on the 29th day of August, 2003

Form 8K filed on the 18th day of December, 2006

Form 8-K filed on the 2nd day of February, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2007

By:   _____________________________________

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

_________________________

President, Chief Executive

May 21, 2007

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

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 5th day of May, 2001

Form 8-K filed on the 29th day of August, 2003

Form 8K filed on the 18th day of December, 2006

Form 8-K filed on the 2nd day of February, 2007