Form 10QSB/A
period 2006-12-31
SINO-BIOTICS INC.
filed 2007-06-27
CIK 1110396

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

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	December 31,	September 30,,
	2006	2006
	Restated
ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Convertible note payable	$ 10,000	$ 10,000
Accounts payable and accrued expenses	22,250	22,250
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	35,027	35,027

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 260,000 issued and outstanding	2,600	2,600
Common stock, $0.001 par value, 35,000,000 shares authorized, 29,565,014 shares issued	29,565	29,565
Additional paid-in capital	6,650,042	6,650,042
Accumulated deficit	(6,716,734)	(6,716,734)
Total stockholders’ deficit	(34,527)	(34,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

 (Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2006	2005

Net (Loss)	$ -	$ -

Net (Loss) per common share – basic and diluted	$ 0.00	$ 0.00

Weighted average shares outstanding	29,565,014	29,565,014

 SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	There Months Ended	Three Months Ended
	2006	2005

Net cash used in operating activities	$ -	$ -

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	-
Cash balance, ending	$ 500	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – GOING CONCERN

As of December 31, 2006, Sino had an accumulated deficit of $6,716,734.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – RESTATEMENT

Sino has restated the quarterly financial statements as of December 31, 2006.

On January 19, 2007, Sino concluded it was necessary to reflect a convertible note payable for $10,000 at 6% per annum and related accrued interest of $2,250.  The  note was entered into January 20, 2003.  The note provides the right to convert the note into 500,000 non-dilutable common shares of Sino.  The balance sheet as of December 31, 2006 was restated to include a $10,000 convertible note payable, accrued interest of $2,250, and accumulated deficit for $12,250.

On January 19, 2007, Sino received notification that there were 260,000 convertible preferred shares outstanding relating to Innovative Coatings which were issued February 4, 2000 for services.  The shares were valued as of February 4, 2000 at $260,000, based on a 1:1 conversion of preferred to common.  The common share market price at February 4, 2000 was $1.00.   The shares were previously written off by the company as part of the restructuring in 2005.  Sino’s board of directors elected to honor the certificates and convert them to Sino common shares.  As a result, Sino restated its financial statements to reflect the preferred shares outstanding.  The balance sheet as of December 31, 2006 was restated to include the preferred shares valued at $260,000 and to increase accumulated deficit by $260,000.

In addition, Sino restated the December 31, 2006 balance sheet to correct an error.  Retained deficit increased by $52,000 for professional fees incurred in the period ending September 30, 2006.  Relating to the professional fees, accounts payable increased by $20,000 and additional paid in capital increased by $32,000 for amount paid by shareholder.

NOTE 4 – SUBSEQUENT EVENTS

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are not effective because our auditors have identified deficiencies relating to unrecorded liabilities and financial statement disclosures.   There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 26th day of June, 2007

Form 8-K filed on the 29th day of August, 2003

Form 8-K filed on the 5th day of May, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:   June 26, 2007

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

June 26, 2007

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

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 26th day of June, 2007

Form 8-K filed on the 29th day of August, 2003

Form 8-K filed on the 5th day of May, 2001