Form 10QSB
period 2007-06-30
SINO-BIOTICS INC.
filed 2007-08-10
CIK 1110396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 29,975,014 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

ITEM 1.

FINANCIAL STATEMENTS

SINO-BIOTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2007	2006

ASSETS

Cash	$ 500	$ 500

TOTAL ASSETS	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Convertible note payabe	$ 10,000	$ 10,000
Accounts payable and accrued expenses	22,250	22,250
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	35,027	35,027

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares Authorized, 260,000 issued and outstanding as of September 30, 2006	-	2,600
Common stock, $0.001 par value, 35,000,000 shares Authorized, 29,975,014 and 29,565,014, respectively, shares issued	29,975	29,565
Additional paid-in capital	6,655,232	6,650,042
Accumulated deficit	(6,719,734)	(6,716,734)
Total stockholders’ deficit	(34,527)	(34,527)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500	$ 500

SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Compensation Expense	$ -	$ -	$ (3,000) 3,000	$ - -

Net loss	$ -	$ -	$ (3,000)	$ -

Net loss per common share - basic and	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
diluted

Weighted average shares outstanding	29,975,014	29,565,014	29,833,842	29,565,014

 SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006

Net Loss	$ (3,000)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock for services	3,000	-
Cash used in operating activities	-	-

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	500
Cash balance, ending	$ 500	$ 500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

Non-cash financial activities:
Conversion of preferred stock to common stock	$ 2,600	$ -

SINO-BIOTICS, INC.

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

NOTE 2 – GOING CONCERN

As of June 30, 2007, Sino had an accumulated deficit of $6,719,734.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

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

From its inception to June 30, 2007, Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino did not transact any business for the quarter ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of June 30, 2007, and had negative working capital of $34,527 as of June 30, 2007.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, in consideration of the fact that we have no employees besides our president, our president and sole officer concluded that our company's disclosure controls and procedures are not effective.  Through the use of external consultants the company believes that the financial statements and the other information presented herewith are materially correct.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2007  that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Form 8-K filed on the 27th day of June, 2007

Form 8-K filed on the 12th day of July, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 10, 2007

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

August 10, 2007

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

Form 8-K filed on the 27th day of June, 2007

Form 8-K filed on the 12th day of July, 2007