Form 10KSB
period 2007-09-30
SINO-BIOTICS INC.
filed 2008-01-14
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 4, 2007 ($.020) was $297,500.    For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of December 4, 2007 was 14,875,014.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of January 09, 2008:  30,103 shares of common stock, $0.001 par value (adjusted to give effect to a 1 to 1000 reverse stock split that was effective December 13, 2007).

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

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth fiscal quarter ended September 30, 2007, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the over-the-counter market and has been quoted on the "Electronic Bulletin Board" since February 2, 2006.  On December 10, 2007, our symbol changed from SINB to SINO.  However, there is a very limited public market for the Common Stock.  As of September 30, 2007, 29,975,014 shares of common stock were outstanding.

The high and low bid quotations for Common Stock as of September 30, 2007, was $25.00 and $14.00, respectively (adjusted to give effect to a 1 to 1000 reverse stock split that was effective

December 13, 2007) .  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

No dividends have been paid on the Common Stock and the Company does not anticipate paying dividends in the foreseeable future.

At January 9, 2008, there were approximately 249 holders of record of the Company's securities.  The Company believes that it has more shareholders since many of its shares are held in "street" name.

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

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino-Biotics, Inc.

Bartlesville, Oklahoma

We have audited the accompanying consolidated balance sheet of Sino-Biotics, Inc. as of September 30, 2007, and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of Sino’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sino as of September 30, 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

January 14, 2008

SINO-BIOTICS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007

ASSETS

Cash	$ 500

TOTAL ASSETS	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Convertible notes payable	$ 75,000
Accrued expenses	2,850
Liabilities of discontinued operations	2,777
Total current liabilities	80,627

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 35,000,000 shares authorized, 30,103 shares issued	29,975
Additional paid-in capital	6,668,232
Accumulated deficit	(6,778,334)
Total stockholders’ deficit	(80,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 500

See accompanying summary of accounting policies and notes to consolidated financial statements

SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF EXPENSES

For the Years Ended September 30, 2007 and 2006

	2007	2006

Legal and professional expenses	$ 45,000	$ 52,000
Compensation expense	3,000	-
Interest expense	13,600	1,050

Net loss	$ (61,600)	$ (53,050)

Net loss per common share – basic and diluted	$ (2.05)	$ (1.79)

Weighted average shares outstanding	29,997	29,693

See accompanying summary of accounting policies and notes to consolidated financial statements

SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2007 and 2006

	Preferred	Preferred	Common	Common	Additional
	stock	stock	stock	stock	paid-in	Accumulated
	shares	amount	shares	amount	capital	deficit	Total
September 30, 2005	260	$ 2,600	29,693	$ 29,565	$ 6,618,042	$ (6,663,684)	$ (13,477)
Professional fees paid directly by stockholder	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	(53,050)	(53,050)
September 30, 2006	260	$ 2,600	29,693	$29,565	$ 6,650,042	$ (6,716,734)	$ (34,527)
Shares issued for services	-	-	150	150	2,850	-	3,000
Preferred stock converted to common stock	(260)	(2,600)	260	260	2,340	-	-
Beneficial conversion feature	-	-	-	-	13,000	-	13,000
Net loss	-	-	-	-	-	(61,600)	(61,600)
September 30, 2007	-	-	30,103	$ 29,975	$ 6,668,232	$ (6,778,334)	$ (80,127)

See accompanying summary of accounting policies and notes to consolidated financial statements

SINO-BIOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (61,600)	$ (53,050)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	3,000	-
Expenses paid directly by shareholder	-	32,000
Issuance of note payable for settlement of expenses and
accounts payable	45,000	-
Amortization of debt discount related to beneficial conversion feature	13,000	-
Increase in accounts payable and accrued expenses	600	21,050
NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-
Cash balance, beginning	500	500
Cash balance, ending	$ 500	$ 500

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

Non-cash financing activities:
Conversion of preferred stock to common stock	$ 2,600	$ -
Discount on note payable for beneficial conversion feature	13,000	-

See accompanying summary of accounting policies and notes to consolidated financial statements

SINO-BIOTICS, INC.

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

As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005.

As of September 30, 2007, Sino had no current operations and was seeking a merger partner.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after the elimination of inter-company accounts and transactions up to the transaction date.

Reverse Stock Split.  On December 13, 2007 Sino implemented a 1 to 1000 reverse stock split.  The par value of the common stock was not affected by the reverse stock split.  The company issued 128 shares for fractional share issuance. The effect of the reverse stock split changed the issued and outstanding shares of our common stock to 30,103.  All shares and per share amounts have been restated in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented to reflect the reverse stock split.

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

Revenue Recognition.  Sino recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For fiscal 2007 and 2006, Sino had no revenues.

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

Recent Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We will adopt this Interpretation effective October 1, 2007. We do not expect the adoption to have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

As of September 30, 2007, Sino had an accumulated deficit of $6,778,334.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations.  Management has plans to seek additional capital.  There is no guarantee that Sino will be able to complete any of the above objectives.  These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ DEFICIT

On January 2, 2007, Sino issued 50 common shares, valued at $1,000 to Don Siegler for services provided in assisting with the 2003 and 2004 audits.

On January 2, 2007, Sino issued 100 common shares, valued at $2,000 to David Lennox for services as Sino’s Director and President.

On January 2, 2007, Sino converted Steven T. Mills’ Series A Convertible Preferred Shares issued on February 4, 2000 to 260 common shares.

On December 13, 2007 Sino implemented a 1 to 1000 reverse stock split.  The par value of the common stock was not affected by the reverse stock split.  The company issued 128 shares for fractional share issuance. The effect of the reverse stock split changed the issued and outstanding shares of our common stock to 30,103.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On January 20, 2003, Innovative Coatings issued an unsecured Convertible Promissory Note to Michael Dion for $10,000 at 6% per annum.  Michael Dion has the right, with proper notice, to convert the Note to 500,000 non-dilutable common shares of Sino. The Convertible Promissory Note allows Michael Dion to transfer or assign the Note to any third party without notice to Sino.

On September 12, 2007, Sino issued an unsecured Convertible Promissory Note to Venture Fund I., Inc., for $65,000 at 8% per annum.  The note was issued to settle $20,000 of accounts payable due to Venture Funds from 2006 and $45,000 for general and administrative expenses incurred by the company in 2007 which were paid by Venture Fund I. Inc. Venture Fund I, Inc. has the right, with proper notice, to convert the Note to non-dilutable common shares at $15.00 per share (adjusted to give effect to a 1 to 1000 reverse stock split that was effective December 13, 2007).  The closing market price for SINO on the date of the note was $18.00 (adjusted to give effect to a 1 to 1000 reverse stock split that was effective December 13, 2007).  The note was discounted $13,000 to reflect a beneficial conversion feature which was derived from the difference between the conversion price and the market price at the time of issuance.  The note was due on demand and therefore the discount was fully expensed in 2007.  The Convertible Promissory Note allows Venture Fund I, Inc. to transfer or assign the Note to any third party without notice to Sino.

Sino analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable.

NOTE 5 - INCOME TAXES

Sino incurred net losses and, therefore, has no tax liability.  Because of Internal Revenue Code Section 382, an ownership change which occurred in 2005 restricted virtually all prior losses.  The cumulative net operating loss carry-forward is approximately $114,600.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company's offices are located at its Oklahoma attorney's offices: Heskett & Heskett, 501 South Johnstone Ave., Suite 501, Bartlesville, Oklahoma 74003, which are made available to the Company for no fee.

NOTE 7 – SUBSEQUENT EVENTS

On December 13, 2007 Sino implemented a 1 to 1000 reverse stock split.  The par value of the common stock was not affected by the reverse stock split.  The company issued 128 shares for fractional share issuance. The effect of the reverse stock split changed the issued and outstanding shares of our common stock to 30,103.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None .

Item 8A.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.   Based upon that evaluation, in consideration of the fact that we have no employees besides the president, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.  We do not have a chief financial officer to review the financial statements and footnotes.  We are searching for an employee to take on the responsibilites of a chief financial officer.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and director and his age as of January 9, 2008:

Director:

Name of Director:	Age

David Lennox	70

Executive Officer:

Name of Officer:	Age	Office

David Lennox	70	President, Treasurer and Secretary

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

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is December, 2007.

SUMMARY COMPENSATION TABLE

Name and	Fiscal	Annual	Long-Term	Other
Principal Position	Year	Compensation	Compensation	Compensation

David Lennox	2007	0	0	$2,000

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2007, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities and (ii) our sole officer and director.  The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Common Stock	Common Stock (2)

Common Stock	Venture Fund I	15,000(1)	51%
	James Ditanna, President,
	501 S. Johnstone, Ste. 501 Bartlesville OK 74003

Common Stock	David Lennox	____100(3)___	0.006%

5851 Inwood Dr. Houston TX 77507

(1)

The person named as President above has full voting and investment power with respect to the shares indicated.

(2)

The percent of class is based on 30,103 shares of common stock issued and outstanding as of September 30, 2007. This number reflects the 1 to 1000 reverse stock split.

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

2006:

$ 19,416

Malone & Bailey, P.C.

 2007:

$ 13,025

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

January 14, 2008

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

            January 14, 2008

David Lennox

Director and Secretary/

Treasurer