Form 10QSB
period 2007-12-31
SINO-BIOTICS INC.
filed 2008-02-19
CIK 1110396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of December 31, 2007, 30,103 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2007, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

SINO-BIOTICS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and September 30, 2007
(Unaudited)

	December 31, 2007	September 30, 2007

ASSETS
Current Assets
Cash	$ 500	$ 500
TOTAL ASSETS	$ 500	$ 500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Convertible notes payable	$ 75,000	$ 75,000
Accrued expenses	14,750	2,850
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	92,527	80,627
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.001 par, 35,000,000 authorized; 30,103 shares issued and outstanding	30	30
Additional paid in capital	6,722,177	6,722,177
Accumulated deficit	(6,790,234)	(6,778,334)
Total stockholders' deficit	(92,027)	(80,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 500	$ 500

See summary of significant accounting policies and notes to consolidated financial statements.

SINO-BIOTICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
For the three months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
	$ 10,450	$ -
Legal and Professional expenses Interest expense	1,450	-

Net loss	$ (11,900)	$ -

Weighted average number of common shares outstanding – basic and diluted	30,103	29,565

Net loss per share – basic and diluted	$ (0.40)	$ -

See summary of significant accounting policies and notes to consolidated financial statements.

SINO-BIOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flow from operating activities:
Net loss	$ (11,900)	$ -
Adjustment to reconcile net loss to net cash used by operating activities:
Change in accrued expenses	11,900	-
Net cash used by operating activities	-	-

NET CHANGE IN CASH	-	-
Cash at beginning of period	500	500
Cash at end of period	$ 500	$ 500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

See summary of significant accounting policies and notes to consolidated financial statements.

SINO-BIOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited interim consolidated financial statements of Sino-Biotics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino-Biotics’ Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2007, as reported in the Form 10-KSB, have been omitted.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after the elimination of inter-company accounts and transactions up to the transaction date.

Reclassification.   Certain reclassifications have been made to conform prior period financial statement amounts to the current period presentation for comparative purposes.

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

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective October 1, 2007. The adoption of FIN 48 did not have any impact on Sino’s consolidated financial statements.

NOTE 2 – GOING CONCERN

As of December 31, 2007, Sino had an accumulated deficit of $6,790,234. The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Sino will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

January 28, 2008, the Company increased the number of authorized common shares from 35,000,000 to 500,000,000.

On January 28, 2008, the Company converted a $65,000 convertible promissory note into 4,333,333 shares of common stock.

 On January 31, 2008, the Company converted a $10,000 convertible promissory note into 500,000 shares of common stock.

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

From its inception to December 31, 2007 Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of December 31, 2007, and had negative working capital of $92,027 as of December 31, 2007.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended December 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

* * * * *

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

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 28th day of January, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008

By:

/s/   David Lennox

David Lennox, President, Chief

Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   David Lennox

President, Chief Executive

February 19, 2008

David Lennox

Officer, Chief Operations

Officer (Principal Executive

Officer), Sole Director

Index to Exhibits

Exhibit

Number

Description

Certification pursuant to Section 301 of the

Included

Sarbanes-Oxley Act of 2002

Certification pursuant to 18 U.S.C. Section 1350,

Included

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

Form 8-K filed on the 28th day of January, 2008

filed

13