Form 10QSB
period 2008-03-31
SINO-BIOTICS INC.
filed 2008-05-08
CIK 1110396

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

  Washington D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No.: 000-32161

Sino-Biotics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3828148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

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

As of March 31, 2008, 29,180,616 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and six months ended March 31, 2008, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

SINO-BIOTICS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and September 30, 2007
(Unaudited)

	March 31, 2008	September 30, 2007

ASSETS
Current Assets
Cash	$ 500	$ 500
TOTAL ASSETS	$ 500	$ 500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Convertible notes payable	$ -	$ 75,000
Accounts payable and accrued expenses	563	2,850
Related party accounts payable	18,560	-
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	21,900	80,627
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.001 par, 500,000,000 authorized; 29,180,616 and 180,618 shares issued and outstanding, respectively	29,181	181
Additional paid in capital	6,748,809	6,698,026
Accumulated deficit	(6,799,390)	(6,778,334)
Total stockholders' deficit	(21,400)	(80,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 500	$ 500

See notes to consolidated financial statements.

SINO-BIOTICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Six months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007

Legal and professional expenses	$ 19,123	$ -	$ 8,673	$ -
Compensation expense	-	3,000	-	3,000
Interest expense	1,933	-	483	-

Net loss	$ (21,056)	$ (3,000)	$ (9,156)	$ (3,000)

Weighted average number of common shares outstanding – basic and fully diluted	10,115,044	179,347	20,156,179	180,563

Net loss per share – basic and fully diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

See notes to consolidated financial statements.

SINO-BIOTICS, INC.
STATEMENTS OF CASH FLOW
For the six months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net loss	$ (21,056)	$ (3,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash compensation	-	3,000
Change in accounts payable and accrued expenses	2,496	-
Change in related party accounts payable	18,560	-
Net cash used in operating activities	-	-

NET CHANGE IN CASH
Cash at beginning of period	500	500
Cash at end of period	$ 500	$ 500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activities:
Conversion of preferred stock to common stock	$ -	$ 2,600
Conversion of notes payable to common stock	$ 79,783	$ -

See notes to consolidated financial statements.

SINO-BIOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Reverse Stock Split. On December 13, 2007, Sino implemented a 1 for 1000 reverse stock split. The par value of the common stock was not affected by the reverse stock split. The company issued 128 shares for fractional share issuances. The effect of the reverse stock split changed the issued and outstanding shares of our common stock to 30,103 as of December 13, 2007.

On March 31, 2008, Sino implemented a 6 for 1 forward stock split.  The par value of the common stock was not affected by the stock split.  The effect of the stock split changed the issued and outstanding shares of our common stock to 29,180,616.  All shares and per share amounts have been restated in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented to reflect the reverse stock split and the forward stock split as if they occurred on the first day of the first period presented.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates.

NOTE 2 – GOING CONCERN

As of March 31, 2008, Sino had an accumulated deficit of $6,799,390. The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Sino will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDER’S DEFICIT

On January 28, 2008, Sino increased the number of authorized common shares from 35,000,000 to 500,000,000.

On January 28, 2008, Sino converted a $65,000 convertible promissory note and all related accrued interest into 25,999,998 common shares.

On January 31, 2008, Sino converted a $10,000 convertible promissory note and related accrued interest into 3,000,000 common shares.

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

From its inception to March 31, 2008 Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of March 31, 2008, and had negative working capital of $21,400 as of March 31, 2008.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

* * * * *

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sino is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit

Number

Description

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

(b)

Reports on Form 8-K

Form 8-K filed on the 3rd day of April, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 2, 2008

By:

/s/  David Lennox

David Lennox, President, Chief Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lennox	President, Chief Executive Officer, Chief Operations Officer (Principal Executive Officer), Sole Director	May 2, 2008

Index to Exhibits

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

(b)	Reports on Form 8-K
	Form 8-K filed on the 3rd day of April, 2008	Filed