Form 10-Q
period 2008-06-30
SINO-BIOTICS INC.
filed 2008-07-15
CIK 1110396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, 29,180,616 shares of Sino-Biotic’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and nine months ended June 30, 2008, include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

SINO-BIOTICS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and September 30, 2007
(Unaudited)

	June 30, 2008	September 30, 2007

ASSETS
Current Assets
Cash	$500	$500
TOTAL ASSETS	$500	$500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Convertible notes payable	$-	$75,000
Accounts payable and accrued expenses	563	2,850
Related party accounts payable	21,435	-
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	24,775	80,627
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.001 par, 500,000,000 authorized; 29,180,616 and 180,618 shares issued and outstanding, respectively	$29,181	$181
Additional paid in capital	6,748,809	6,698,026
Accumulated deficit	(6,802,265)	(6,778,334)
Total stockholders' deficit	(24,275)	(80,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500	$500

The accompanying notes are an integral part of these financial statements.

SINO-BIOTICS, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Nine months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Legal and professional expenses	$ 21,998	$ -	$ 2,875	$ -
Compensation expense	-	3,000	-	-
Interest expense	1,933	-	-	-

Net loss	$ (23,931)	$ (3,000)	$ (2,875)	$ -

Weighted average number of common shares outstanding – basic and fully diluted	16,447,040	179,003	29,180, 616	179,850

Net loss per share – basic and fully diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ -

The accompanying notes are an integral part of these financial statements.

SINO-BIOTICS, INC.
STATEMENTS OF CASH FLOW
For the nine months ended June 30, 2008 and 2007
(Unaudited)

	2008		2007
Cash flow from operating activities:
Net loss	$(23,931)		$(3,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash compensation	$-		$3,000
Change in accrued expenses	2,496		-
Change in related party accounts payable	21,435		-
Net cash used by operating activities	-		-

NET CHANGE IN CASH
Cash at beginning of period	$500		$500
Cash at end of period	$500		$500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-		$-
Income taxes	$-		$-

Non-cash financing activities:
Conversion of preferred stock to common stock	$-		$2,600
Conversion of notes payable to common stock	$79,783	$

The accompanying notes are an integral part of these financial statements.

SINO-BIOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Stock Splits. On December 13, 2007, Sino implemented a 1 for 1000 reverse stock split. The par value of the common stock was not affected by the reverse stock split. The company issued 128 shares for fractional share issuances.  On March 31, 2008, Sino implemented a 6 for 1 forward stock split.  The par value of the common stock was not affected by the stock split.  The effect of the stock split changed the issued and outstanding shares of our common stock to 29,180,616.  All shares and per share amounts have been restated in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented to reflect the reverse stock split and the forward stock split as if they occurred on the first day of the first period presented.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates.

NOTE 2 – GOING CONCERN

As of June 30, 2008, Sino had an accumulated deficit of $6,802,265. The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing and/or attaining profitable operations. Management has plans to seek additional capital. There is no guarantee that Sino will be able to complete any of the above objectives. These factors raise substantial doubt regarding Sino’s ability to continue as a going concern.

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

From its inception to June 30, 2008 Sino has no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

The Company has been attempting to locate a merger candidate.  The Company has been negotiating with an operating entity regarding a possible Share Exchange Agreement in which the operating entity would acquire control.  If a Share Exchange Agreement is executed, the Company will file the Agreement along with the appropriate financials on Form 8-K.

RESULTS OF OPERATIONS

Sino has not transacted any business for the quarter ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sino had cash of $500 as of June 30, 2008, and had negative working capital of $24,275 as of June 30, 2008.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's sole officer and director. Based upon that evaluation, our president and sole officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 14, 2008

By:

/s/  David Lennox

David Lennox, President, Chief Executive Officer, Chief Operations Officer

(Principal Executive Officer), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lennox	President, Chief Executive Officer, Chief Operations Officer (Principal Executive Officer), Sole Director	July 14, 2008

Index to Exhibits

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

(b)	Reports on Form 8-K
	Form 8-K filed on the 3rd day of April, 2008	Filed