Form 10-Q/A
period 2008-06-30
SINO-BIOTICS INC.
filed 2008-07-16
CIK 1110396

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

  Washington D.C. 20549

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

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

SINO-BIOTICS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and September 30, 2007
(Unaudited)

	June 30, 2008	September 30, 2007

ASSETS
Current Assets
Cash	$500	$500
TOTAL ASSETS	$500	$500
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Convertible notes payable	$-	$75,000
Accounts payable and accrued expenses	563	2,850
Related party accounts payable	21,435	-
Liabilities of discontinued operations	2,777	2,777
Total current liabilities	24,775	80,627
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.001 par value, 500,000,000 authorized; 29,180,616 and 180,618 shares issued and outstanding, respectively	$29,181	$181
Additional paid in capital	6,748,809	6,698,026
Accumulated deficit	(6,802,265)	(6,778,334)
Total stockholders' deficit	(24,275)	(80,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500	$500

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

SINO-BIOTICS, INC.
STATEMENTS OF CASH FLOW
For the nine months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flow from operating activities:
Net loss	$(23,931)	$(3,000)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash compensation	$-	$3,000
Change in accrued expenses	2,496	-
Change in related party accounts payable	21,435	-
Net cash used by operating activities	-	-

NET CHANGE IN CASH
Cash at beginning of period	$500	$500
Cash at end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities:
Conversion of preferred stock to common stock	$-	$2,600
Conversion of notes payable to common stock	$79,783	$-

The accompanying notes are an integral part of these financial statements.

SINO-BIOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited interim consolidated financial statements of Sino-Biotics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Sino’s’ Annual Financial Statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2007, as reported in the Form 10-KSB, have been omitted.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Quarterly Report on Form 10-Q/A constitute forward-looking statements.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-Q/A. In some cases, you can identify forward-looking statements by terminology such as "may" "will" "should" "could" "expects" "plans" "intends" "anticipates" "believes" "estimates" "predicts" "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q/A.

Overview and Business of Sino-Biotics Systems, Inc.

GENERAL OVERVIEW

Sino-Biotics, Inc. (“Sino”) was organized in Delaware on July 6, 2005.  Sino’s common stock is currently traded on the OTCBB and on the Pink Sheets under the symbol “SINB.”

From its inception to June 30, 2008 Sino had no current operations.  Sino’s predecessors ceased operations in June 2003, and the company sold its inactive operating subsidiary in July 2005.  The ability of Sino to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

Combination Suitability Standards

In its pursuit for a combination partner, Sino's management intends to consider only combination candidates that are profitable or which, in management's view, have growth potential.  Sino's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish to Sino with certain financial information, or is in a position to provide such financial information in a timely manner. Sino will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  Sino may require payment of fees by such combination candidate to fund the investigation of such candidate.

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

Sino has been attempting to locate a merger candidate.  Sino has been negotiating with an operating entity regarding a possible Share Exchange Agreement in which the stockholder of such operating entity would acquire control of Sino.  If a Share Exchange Agreement is executed, the Company will file a copy of such Share Exchange Agreement along with the appropriate financials in a current report on Form 8-K.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Sino is not required to provide the information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of Sino’s disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of Sino’s sole officer and director. Based upon that evaluation, our president and sole officer concluded that Sino’s disclosure controls and procedures are effective. There have been no significant changes in Sino’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Sino’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Sino’s reports filed under the Exchange Act is accumulated and communicated to management, including Sino’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in Sino’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2008, that have materially affected or are reasonably likely to materially affect, Sino’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sino is not currently a party to any legal proceedings.

Item 1A

 Risk Factors.

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

Penny stock rules will limit the ability of our stockholders to sell their common stock.

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our common stock.

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

As common shares become eligible for sale, their sale could depress the market price of our common stock

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number

Description

Exhibit Number	Description	Provided
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Provided

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2008

By:

/s/  David Lennox

David Lennox, President, Chief Executive Officer, Chief Financial Officer

(Principal Executive Officer, Principal Financial and Accounting Officer ), Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lennox	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer), Sole Director	July 16, 2008

Index to Exhibits

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

(b)	Reports on Form 8-K
	Form 8-K filed on the 3rd day of April, 2008	Filed