Form 10-K
period 2008-09-30
CH LIGHTING INTERNATIONAL CORP
filed 2008-12-29
CIK 1110396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

Commission File Number 000-32161

CH LIGHTING INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3828148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

658 Hongyan Road, Economic Development Zone, Shangyu City, Zhejiang Province,
The People’s Republic of China 312300
 (Address, including zip code, of principal executive offices)

86 575 8212 7538
 (Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of December 26, 2008 was approximately $67,230,000.

The number of outstanding shares of the registrant’s Common Stock on December 26, 2008 was 120,000,000.

CH LIGHTING INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2008

Index

- i -

PART I

ITEM 1.	Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of CH Lighting International Corporation (formerly known as “Sino-Biotics, Inc.” and hereinafter, the “Company”) that are not purely historical are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in other of our filings with the U.S. Securities and Exchange Commission (the “SEC”). All references to “CH Lighting International Corporation”, “us”, “we” or the “Company” in this Annual Report mean CH Lighting International Corporation, a Delaware corporation, and all entities owned or controlled by CH Lighting International Corporation, except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

Prior Operations of the Company

The Company’s predecessor, Innovative Coatings, a Georgia corporation, ceased operations in June 2003.  On August 1, 2003, ICC Holdings Corp. was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems was formed as a wholly-owned subsidiary of ICC Holdings Corp. and ICC Merger Corp. was formed as a wholly-owned subsidiary of Instachem Systems.  On August 11, 2003, ICC Holdings Corp. merged with its parent company, Innovative Coatings, to change its State of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger Corp. bought ICC Holdings Corp. A new corporation with ownership unrelated to the above, Sino-Biotics, Inc., was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger Corp. to an individual for $500.  On July 19, 2005, Sino-Biotics, Inc. bought Instachem Systems. As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005.

The Share Exchange Transaction

On July 16, 2008 (the “Closing Date”), Sino-Biotics, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International Holdings Limited, a British Virgin Islands investment holding company (“CH International”) and KEG International Limited, a British Virgin Islands company and the sole stockholder of CH International (the “Stockholder”). As a result of the share exchange, Sino-Biotics, Inc. acquired all of the issued and outstanding securities of CH International from the Stockholder in exchange for Ninety-Three Million (93,000,000) newly-issued shares of Sino-Biotics, Inc.’s common stock, par value $0.001 per share (“Common Stock”), representing seventy-seven and one half percent (77.5%) of the issued and outstanding Common Stock as of the Closing Date (the “Exchange”).  As a result of the Exchange, CH International became a wholly-owned subsidiary of Sino-Biotics, Inc.

From its inception through the closing of the Exchange, the Company has had no operations. Prior to the Exchange, the Company was considered a “blank check” company with US$500 in assets and a net loss of approximately US$80,227 for the fiscal year ending September 30, 2007.  As of March 31, 2008, the Company had approximately US$21,900 in liabilities. On July 16, 2008, the Company did not have any liabilities.

CH International, the wholly-owned and chief operating subsidiary of the Company, is an international investment holding company founded in British Virgin Islands on April 30, 2004.  CH International’s wholly-owned operating subsidiaries are as follows: (a) Zhejiang Shaoxing CH Lamps Manufacturing Company (“CH Lamps”), a company organized under the People’s Republic of China (the “PRC”) on December 13, 1999; (b) Zhejiang CH Lighting Company Limited (“CH Lighting PRC”), a company organized under the laws of the PRC on September 27, 2000; (c) CH Lighting (Hong Kong) Limited, a company organized under the laws of Hong Kong on November 10, 2000 and a wholly-owned subsidiary of CH Lighting PRC (“CH Hong Kong”); and (d) Zhejiang CH Lighting Technology Company Limited, a company organized under the laws of the PRC on March 31, 2003 (“CH Technology”).

CH International also owns ninety percent (90%) of Shangyu CH Laboratory Testing Company Limited, a company organized under the laws of the PRC on January 7, 2008 (“CH Lab”, and together with CH International, CH Lamps, CH Lighting PRC, CH Hong Kong and CH Technology, the “Group”).

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) and on the Pink Sheets under the symbol “CHHN.OB”.

Current Operations of the Company (General Development of Business)

Introduction

CH Lamps manufactures and sells fluorescent lamp tubes, bulbs, luminaires and other decorative products. CH Lighting PRC currently manufactures and sells lighting products and luminaires (light fitting parts)In order to increase our sales volume in the international market and upon approval by the PRC’s Ministry of Commerce in November 2005, CH Lighting PRC purchased CH Hong Kong, which is mainly engaged in the export trade and information technology services.  CH Technology manufactures and sells sterilized electronic appliances, lighting equipment and luminaires (light fitting parts).  CH Lab was established on January 7, 2008 in the PRC and currently provides laboratory testing services of lighting sources and electronic products.

Summary of Current Business of the Company

The Company is dedicated to developing, manufacturing and selling healthy, energy-efficient, environmentally-friendly (green) and innovative high-end products and relevant services in the fluorescent lighting field. CH International offers ten (10) series and over 1,000 types of products, including “special light” sources, “general light” sources and luminaires for the home and for businesses (office buildings), and lighting electronics. CH International is one of the leading producers in China’s “special light” market, including product innovation, specification and sales. Currently, the Company has the most product series collected in the “Government Purchasing List of Energy-Saving Products” in China (a list of compulsory purchase items by which the Chinese government enforces the procurement of energy-efficient products by departments and local authorities).

The volume of production and sales of linear fluorescent lamps amounted to 1.2 billion and 1.5 billion in China in 2006 and 2007, respectively, however there are only fifteen (15) enterprises (including CH International) whose annual volume of production and sales of linear fluorescent lamps exceeded 1 billion and 1.04 billion in 2006 and 2007, respectively. In 2006, CH International accounted for eight percent (8%) of the market share of China’s linear fluorescent lamp market, ranking third among total linear fluorescent lamp manufacturers in China, and according to the China Association of Lighting Industry, the Company’s T5 fluorescent lamp model was and currently is the best selling product in the Chinese market.

CH International has three (3) major production facilities: CH Lighting PRC, CH Lamps and CH Technology, collectively covering 62,000 m2, with floor area of 70,000m2, having fifteen (15) automatic light source production lines, capable of producing 120 million light sources and 17 million sets of luminaires annually.

CH International has also established a Special Light Source Research Center in 2003 and a Light Source and Fitting Inspection and Development Laboratory in January 2008, of which the latter has been declared a state-accredited laboratory. Furthermore, CH International employs an external consulting team composed of over 21 professors and experts in the industry. CH International has 132 patents (including 25 patents pending) and is a participant as well as contributor to various China Lighting Industry Standards.

CH International has 32 established offices in China and has cooperative agreements with over 200 distributors in the Chinese market and over 300 foreign customers in the international market. CH International has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets, and is currently in the process of establishing agents in the United States.

General Overview of Lighting Industry and Lighting Markets

General

Along with economic globalization and accelerated industrial adjustment in developed countries, international demand for electric lighting products and production bases has begun to shift to developing countries. Today, China has become the world’s largest manufacturer of lighting products.

Since 1996, the export volume of lighting products manufactured in China grew by over twenty percent (20%) each year. In 2006, the total output of electric light sources amounted to 10.9 billion, ranking first throughout the world in that year, including 3.71 billion florescent lamps (accounting for 34% of total electric light sources) and 4.37 billion incandescent lamps (accounting for 33% of total electric light sources). In 2007, the total output of electric light sources amounted to 12.2 billion, including 4.8 billion florescent lamps (accounting for 39% of total electric light sources).

The rate of florescent lamp to incandescent lamp sales increased from 1:6.25 in 1995 to 1:1.18 in 2006. Among florescent lamps, compact power-saving florescent lamp sales totaled 2.46 billion in 2006, evidencing a trend in electric light sources towards energy conservation.

As foreign-owned enterprises have multiplied in China, such competition has also internationalized the Chinese lighting market. We believe this industry will cause further reorganization and integration toward market centralization. The Chinese lighting market has shown increasing demand for lighting products, and rapid growth in different grades and patterns of power-saving light sources and the development of lighting products for different uses. Therefore, market participants have focused on accelerating the development, popularization and application of “green” and power-saving lighting products in China’s lighting industry.

Under China’s Great West Development Strategy, China has focused development in western and central China, and this forms a gradient effect on power-saving lighting products of different grades across the country. The implementation of green lighting engineering and energy-saving demand has accelerated the development of high-effective energy-saving products, especially power-saving florescent lamps. And at same time, we believe it is crucial for lighting enterprises to develop their own brand identity in this constantly evolving and developing lighting industry.

Currently, energy deficiency across the world has come into reality.  Also, CO2 (carbon dioxide) emissions have raised the question of global warming and a deteriorating living environment. Such phenomena have been recognized by the world. Countries have formulated important policies to develop and popularize green and power-saving lighting lamps. The Chinese government has also placed energy savings and emission reduction as long-term national policies, followed by certain targets and specific measures that have been enacted and put into effect. For the next three (3) years the Chinese government intends promote and popularize 50 million high-effective power-saving lighting products each year. With rapid advancements in China’s urbanization, real estate and secondary education will produce increasing space for growth and demand, and we believe China’s lighting industry will have a tremendous opportunity to reap great benefits.

Industry Policies

Power-saving lighting products have long been a sector in the economy supported and encouraged by national industrial and energy policies. In November 2004, the National Development and Reform Commission issued the China Medium and Longer Term Energy Conservation Plan that placed “lighting equipment” as an important energy-saving field and “Green Lighting Engineering” as one of top ten (10) energy-saving programs. During the period of the National Five-Year Plan (2006-2010), we believe highly-effective power-saving lighting systems and three-band fluorescent lamps will be widely applied to public facilities, hotels, office buildings, stadiums, gymnasiums and homes, together with automatic reconstruction of production lines of power-saving lighting equipment.

In December 2005, the State Council issued Interim Provisions for Promotion of Industrial Structure Adjustment to greatly develop the economy, to construct resource-conservation and to develop an environmentally-friendly society. During the same period, the National Development and Reform Commission issued a Guiding Catalogue of Industrial Structure Adjustment (2005) that encouraged green lighting product and system development, new-type power-saving lighting product and relevant production technology development.

In 2006, the State Council issued the Decision of the State Council on Strengthening Energy-saving Work and in 2007, Comprehensive Work Schedule of Energy Savings and Pollution Reduction. The National Development and Reform Commission further organized certain departments and associations to incorporate power-saving lighting work into energy savings and pollution reduction and now is constituting a Plan for the Implementation of Governmental Subsidy for Popularization of High-Effective and Power-Saving Products. These policies and others reflect China’s strategic planning with respect to developing a circular economy (development with environmental and resources protection) and promoting the development of green power-saving products.

Under the direction and support of China’s national industrial policy, it is expected that China will take comprehensive measures to (a) promote healthy development of the high-effective lighting market, (b) actively explore new mechanisms to promote and utilize such lighting products, (c) provide extensive publicity and training on power-saving products and (d) engage in international exchange and cooperation with respect to the aforementioned topics. In light of these advancements and policies, we believe hi-tech enterprises such as CH International with exclusive intellectual property in the lighting industry free a tremendous opportunity for development in China.

Growth of Chinese Economy

Accompanying China’s growing national economy in recent years, we are equally optimistic with the lighting industry. We believe the following fields will become hot spots pushing forward supply and demand in China’s lighting market and providing economic growth opportunities for the Company:

•
The development and construction of public infrastructure, such as airports, railways, highways and ports, creates a demand for a construction program of high-power lighting and special lighting to support engineering; and

•	advancements in industrialization creates a great demand for special fluorescent lamps necessary to facilitate the growth of certain living plants (please see our “special lighting” subsection below);

•	demand for increases in standard of living conditions creates a demand for new construction which will in turn creates a market demand for civil/municipal lighting products;

•
demand for various custom and specialized projects, such as control rooms of nuclear power plants, airport control towers, hospitals, schools, banks, army facilities and museums, creates a demand for custom lighting equipment for special purposes;

•
the increased attention given to the effects of lighting on human vision creates increased demand performance-improvement lighting products, especially the implementation of such products in educational facilities; and

•
the increasing global energy crisis and the shift in the global lighting industry to China enhances China’s demand for lighting products and simultaneously promotes the growth of Chinese lighting enterprises.

Advancements in High-Tech Equipment

In recent years, some lighting enterprises have imported advanced manufacturing equipment from foreign countries. Such equipment is highly technical and highly automated, and the quality of electric light source products manufactured by such equipment has advanced technology and consistency. The production lines imported into China have reached or approached international standards and have played an increasing role in the success of lighting enterprises. Through absorption and change-over to manufacture on imported equipment, most of them can be made in China and are capable of replacing imports.

Energy Savings and Pollution Reduction

Energy savings and pollution reduction, as a world concern, is now and we believe will be of great importance in the long term, and we believe that the driving forces arising therefrom aimed at energy savings and pollution reduction will yield tremendous commercial opportunities for lighting enterprises. Power-saving lighting is an important measure and a breakthrough with respect to conserving energy and reducing pollution, and the popularization of power-saving lighting resonates throughout the world. For example, the Australian Environment Minister announced in December 2007 that Australia will gradually phase out incandescent lamps within three (3) years and in Europe, all member states reached a consensus that they would replace the old high-energy consuming incandescent bulbs with energy efficient compact fluorescent lamps gradually to reduce greenhouse gas emissions. In the United States, the President signed the Energy Independence and Security Act of 2007, which announced that low-efficiency incandescent lamps would be gradually phased out and replaced by high-efficiency lighting schemes of fluorescent lamps and LEDs. We believe that all of these trends aid in the expansion of the international lighting market and provide a good opportunity for CH International to increase international sales of its products.

Integral Market Share

In 2005, the market share of lighting products was about US$100 billion throughout the world, and China’s was approximately US$11.4 billion, accounting for 11.4% of the global market. The sales value of Chinese-made lighting products was US$18 billion, accounting for 18% of total sales value across the world.

In 2005, China had about 10,000 enterprises manufacturing lighting products, with sales values of RMB140 billion (US$16.9 billion) and export volume of US$8 billion. In 2005, the breakdown of electric light source products were as follows: electric incandescent lamps accounting for 43%, fluorescent lamps accounting for 15.8%, HID lamps accounting for 12%, tungsten-halogen lamps accounting for 1.2% and other sources accounting for 28%. Since 1996, the annual growth of export volume of China’s lighting products has exceeded 20% and the export volume reached US$10 billion. In 2006, China had sales values of RMB160 billion (USD 20.4 billion) and in 2008 China had sale values of RMB 180 billion (USD 23.3 billion). It has been estimated by an international research institute that by the year 2013, total global demand for lighting products will amount to US$140 billion, in which light source products will account for 20% and luminaires will account for 80%.

Export Volume of Chinese Lighting Industry over 1999~2006

(Unit: US$100 million)

Year	1999	2000	2001	2002	2003	2004	2005	2006
Sales volume	26.5	32	38	43.7	54	66.5	79.5	100
Source: China Association of Lighting Industry

Industry Sales

In recent years, the Chinese lighting industry has experienced continuous, rapid and stable growth and has formed a production base of global lighting products.

China’s lighting industry achieved sales volume of RMB45 billion (US$5.4 billion) in 1999, RMB180 billion (US$24 billion) in 2007 and up to an estimated RMB200 billion (US$28.6 billion) in 2008. According to experts’ analysis, Chinese lighting industry will continue its stable growth in the following 5~10 years

Industry Sales Volume (1999 - 2007)

(Unit: RMB100 million)

Year	1999	2000	2001	2002	2004	2005	2006	2007
Sales volume	450	550	680	800	1100	1300	1500	1800
Source: China Association of Lighting Industry

China’s Electric Light Source Market

According to China Association of Lighting Industry, China has become a huge light product manufacturing country. China’s gross output of electric light sources reached 13,227 million in 2006, accounting for the first in the world, including 3.71 billion fluorescent lamps (28% of total output). The production volume of T8 fluorescent lamps in 2006 was up 25.6% from 2005, for T5 fluorescent lamps was up 54.5% from 2005 in 2006 and for compact fluorescent lamps was up 39.1% from 2005 in 2006. The rate of fluorescent lamps to incandescent lamps increased from 1:1.53 in 2005 to 1:1.18 in 2006 and increased from 1:1.18 in 2006 to 1.07:1 in 2007. The structure of electric light source products has also shifted towards power-saving product types.

China’s output of fluorescent lamps was 3.71 billion in 2006, up 29% from 2005 (2.87 billion) and the rate of incandescent lamps to fluorescent lamps was 1:1.18. It is estimated that in the year 2010 the production volume of China’s fluorescent lamps will reach 5.8 billion and that the rate of incandescent lamps to fluorescent lamps will be 1:1.3.

China’s Power-Saving Lighting Market

Since 1996, China began to implement “Green Lighting Engineering”. Experts estimate that compared with general lighting products, power-saving lighting products will save power by 60~80%. During the period of National Eleventh Five-Year Plan (2006~2010), China will aim to increase the popularity of Green Lighting Engineering. China is the world’s largest manufacturer of power-saving fluorescent lamps, its production volume in 2005 was 1.7 billion, accounting for 80% of international market, however more than 70% of such products were exported to foreign countries. Therefore, power-saving fluorescent lamps have not accounted for a high share in the domestic Chinese lighting market however this also evidences a very large opportunity for development in the future. It is estimated that in the next five (5) years, the annual comprehensive growth rate of China’s lighting industry will be approximately 27%.

In addition, developed countries have enacted laws prohibiting incandescent lamps. For example in Australia, the Environment Minister announced in December 2007 that Australia would gradually phase out the incandescent lamp within three (3) years. In Taiwan, within five (5) years, it is believed that incandescent lamps will be purged out of the market. In the United States, recent legislation has aimed at replacing incandescent lamps with fluorescent lamp and LEDs and in Europe, by 2020 the European Union plans to reduce energy consumption by twenty percent (20%) by banning the incandescent lamp. This is a very favorable factor when considering the development of China’s power-saving fluorescent lamp industry. About 70% of power-saving fluorescent lamps made in China are exported, and further expansion into the foreign markets will yield more extensive market prospects and more opportunities for green lighting product manufacturing industry participants.

Description of Company Business Segments (Financial Information About Sales of Products)

The Company is dedicated to developing, manufacturing and selling healthy, energy-saving, green and innovative high-end products and relevant services in the fluorescent lighting field. May of our products lead the Chinese market in terms of quality, as do our services relating to environmental protection. We primarily generate revenues through the sale of our products to third parties, and to a certain extent, our sales are seasonal, with the first quarter being the low season in light of the Chinese new year festivities and the fourth quarter being our peak season.

We are not required to carry significant amounts of inventory to meet rapid delivery requirements of our foreign customers as most of our foreign sales are “made to order” products. However, we are required to carry significant amounts of inventory to meet rapid delivery requirements of our domestic (China) customers. Unless there is a quality issue, we do not provide customers with the right to return merchandise and we do not provide extended payment terms to our customers.

Our revenues from the sale of our products were US$14,047,000 for fiscal year 2005 (100% of all revenues), US$15,225,000 for fiscal year 2006 (100% of all revenues), US$32,379,000 for fiscal year 2007 (100% of all revenues) and US$90,864,000 for fiscal year 2008 (100% of all revenues). Set forth below is a description of our best-selling products and services. A more complete list of our products and services can be found our website at http://chlighting.com.

Lighting Source Products

CH International’s light source products may be divided into “Special Lighting”, which represented approximately 48%, 45%, 49.6% and 59.19% of our product sales during the fiscal years ended September 30, 2005, 2006, 2007 and 2008, respectively, and “General Lighting” uses, which represents 52%, 55%, 50.4% and 40.81% of our Lighting Source products sales for the fiscal years ended September 30, 2005, 2006, 2007 and 2008, respectively. A description of both categories, as well as a brief description of our best selling products in both categories, is set forth below.

	Revenues	%
Special Lighting Source Products	26,169,000	59.19%
General Lighting Source Products	18,040,000	40.81%

Special Lighting Source Products

CH International leads the special light source market and presently has no significant competition in Chinese market with respect to the innovation, type and sales of such products. Revenues generated from the sale of special lighting source products accounted for approximately 28.80% of our product sales during the fiscal year ended September 30, 2008.

Special Lighting Source Products	Revenues at September 30, 2008 (US$)	Percentage of Special Lighting Products
Air Cleaning Lamps	218,000	0.83%
Power-Saving Lamps	2,359,000	9.01%
Plant Growth Fluorescent Lamps	3,516,000	13.44%
Vision-Improvement Lighting Products	4,700,000	17.96%
Marketplace Lighting Products	12,053,000	46.06%
Performance-Improvement Lighting Products	2,014,000	7.7%
Sterilizing and Disinfecting Lighting Products	1,309,000	5%
Total:	26,169,000	100%

Air Cleaning Lamps

Our product entitled “Air Cleaning Treasure” (patents pending) is a photocatalyst fluorescent lamp which uses advanced nano-biological technology, inorganic bond and multi-band integrating technology which not only provides light, but also helps purify the air. By using a 320nm~400nm band optically-excited photocatalyst fluorescent tube, this product effectively removes formaldehyde, benzene, dimethylbenzene, viruses, bacteria and odors indoors while aiding in the prevention of viral infections, the reduction of disease transmissions, the promotion of metabolism and the enhancement of immunity. This product is suitable for both the home and office buildings.

This single product has relatively high profits (approximately 0.83% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008) and we believe such product has great market potential and may be deemed to be a key growth point of our future business development.

Power-Saving Lamps

Our power-saving products are highly competitive in the power-saving alternative market of lighting products and in our management operating model of “contract energy management” (as discussed below) With respect to governmental purchases of improved power-saving lighting products, CH International has won over many important national projects, including “Power-Saving-Oriented Improvement of Lighting System for Office Area of Government Offices Administration of the State Council ”, “Power-Saving-Oriented Improvement of Lighting System for Office Area of Government Offices under Direct Control of Central Government” and “Power-Saving-Oriented Improvement of Lighting System for Middle and Primary Schools in Beijing”. Additionally, we have won important national projects through the bidding process, including the National Olympic Conference Center, the Beijing Olympic Fire Control Center and Beijing Subway Line 5. We believe power savings lighting improvement projects are one of the most important directions of CH International’s business development.

Our product entitled “Power-Saving Treasure” (patent pending) is a new efficient power-saving product that combines high-power electronic ballast and a T5 earth triphosphor strip lamp, featuring high coloration, low electric current and power saving features. This product is build of materials which are in compliance with the national requirement for environmental protection to reduce pollution. This product is used primarily to replace T8 inductive luminaires and has two (2) main advantages, to use electronic ballast to replace magnetic ballast and to use the triphosphor strip lamp to replace the halogen powder strip lamp (95lm/W up from 70lm/W in optical efficiency). For example, a 28W T5 integrated transition stand can save power by thirty percent (30%); if used to replace a halogen 36W T8 powder fluorescent light source and magnetic ballast, this item would have an obvious effect on power savings. This product is therefore most suitable for office buildings, schools, hospitals, factories and supermarkets.

Revenues generated from the sale of power saving lamps accounted for approximately 9.01% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008.

Plant Growth Fluorescent Lamps

After many tests, CH International has achieved great breakthroughs in light supplementation for tissue cultures. Plant tissue culture technology is a new technique of biology developing in recent years, and is an important part of biotechnology (bioengineering). Tissue cultures, which preserve parent characteristics, can reproduce many plants out of a parent body in small space and within a short amount of time. With light supplementation, such cultures may produce agricultural products around the clock and throughout the year, free of natural condition restrictions.

For example, CH International designed a special light for the African chrysanthemum tissue culture which proved to increase the height of such plant by twenty percent (20%), increase the plant’s weight by ten percent (10%), considerably shorten the growth period and reduce the manufacturing cost of such industrialized agriculture. According to statistical data, tissue culture laboratories in China cover an area of 1 million square meters. In the next few years, the Company plans to continue to the development of light sources necessary for tissue culture of different-types of plants, to increase production lines and to promote the development of industrialized agriculture.

In addition to tissue cultures, we sell fluorescent lamps specially designed for indoor ecological fish tanks and aquariums. Such lamps provide an efficient optical ecological environment for aquatic animals. For example, the spectral energy of our product “Growth-Lux” is close to the efficiency curve of photosynthesis, the ideal light source to plant growth, especially for green plants. Our product “Sun-Lux 10000K” casts the same light as afternoon sunshine, producing simulated natural light for breeding seawater fish and growing green plants, in furtherance of growth and reproduction. Our product “Blue-Lux Coral/Actinic” provides a nutritive light source for soft ocean creatures, simulates a blue shortwave of the deep sea, a strong force of light penetration into 4-6m of deep which are effectively available to surface of organisms. Our product “Blue-Lux Lake Treasure” uses untrastrong triphosphoric light which can provide simulated natural light to freshwater fish and green plants and promote growth and reproduction.

Revenues generated from the sale of plant growth fluorescent lamps accounted for approximately 13.44% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008 and have occupied a dominant position in the Chinese market.

Vision-Improvement Lighting Products

Ordinary lighting products may easily tire the eyes and induce short sight. High myopia may also induce a series of complications with the eye. Our vision-improvement products (which include the T8 straight fluorescent lamp, the T5 straight fluorescent lamp, the T5 combined stand and the electronic power-saving lamp) simulate sunlight at ten o’clock in morning, which we believe are effective on reducing visual fatigue and protecting vision. China is home to one of the world’s largest number of short-sighted people and according to related research, “unscientific lighting” is one of the primary causes of short-sightedness. With over 200 million middle and primary school children in China, these products have great market potential.

Vision-improvement light products accounted for approximately 17.96% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008.

Marketplace Lighting Products

The coloration of fluorescent lamps used in public marketplaces (such as supermarkets) is typically low, and such poor quality creates a poor appearance of the product being offered for sale. Our products with a coloration index of Ra≥90 enhance the original color of an item, which may produce a more ideal display which could promote more sales. Such marketplace lighting products accounted for approximately 46.06% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008.

Performance-Improvement Lighting Products

Similar to marketplace lighting products, the coloration of fluorescent lamps used in office spaces is typically low, and studies have shown that employees tend to tire easily, under poor lighting, which inevitably reduces work efficiency. Our performance-improvement lighting products simulate natural light which reduces visual fatigue and creates a more comfortable working environment which could improve work efficiency. Such performance-improvement lighting products accounted for approximately 7.7 % of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008.

Sterilizing and Disinfecting Lighting Products

Ultraviolet light exposure may damage and change the DNA structure of microbes and kill bacteria immediately or render them unable to reproduce. CH International has developed two (2) types of products for sterilization of air and water. Some of these products have been certified as medical devices by the Chinese Ministry of Health, together with technical patents, and have been sold to and utilized in hospitals, schools, aquariums, swimming pools and other public places. Such sterilizing and disinfecting lighting products accounted for approximately 5% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2008.

General Lighting Products

CH International has many general light source products which have various specifications and account for eight percent (8%) of China’s linear fluorescent lamps. We also rank third among Chinese enterprises manufacturing linear fluorescent lamps, in which our T5 fluorescent lamp currently leads the Chinese market in sales volume. Our general lighting products accounted for approximately 71.20% of our product sales during the fiscal year ended September 30, 2008.

	Revenues at September 30, 2008 (US$)	Percentage
Linear Fluorescent Lamps	12,628,000	70%
Compact Fluorescent Lamps	5,412,000	30%
General Lighting Source Products	18,040,000	100%

General Lighting Products	Revenues at September 30, 2008 (US$)	Percentage of General Lighting Products
General Lighting Source Products	18,040,000	27.89%
Luminaire (Light Fitting) Products	45,431,000	70.22%
Electronic Products	1,224,000	1.89%
Total:	64,695,000	100%

	Revenues	%
General Lighting Products	64,695,000	71.20%
Special Lighting Source Products	26,169,000	28.80%
Total sales	90,864,000	100%

Linear Fluorescent Lamps

Our T5 and T8 series of linear fluorescent lamps use rare earth triphosphor fluorescent powder, advanced water-coating technology and fully-automatic equipment. Such products are stable and reliable in quality, provide great light efficiency and long service life, have power saving capabilities and offer selective color temperatures that adapt to changing environments. CH International’s sales volume of T8 fluorescent lamps in 2006 was up 49.4% from 2005 and our T5 fluorescent lamp was up 21.4% during the same period. Our linear fluorescent lamps accounted for approximately 19.52% of our General Lighting Products sales during the fiscal year ended September 30, 2008.

Compact Fluorescent Lamps

Our PL divided and integrated power-saving fluorescent lamps use rare earth triphosphor fluorescent powder, advanced water-coating technology and fully-automatic equipment. Such products are stable and reliable in quality, provide great light efficiency and long service life, have power saving capabilities and offer selective color temperatures that adapt to changing environments. Our compact fluorescent lamps accounted for approximately 8.37% of our General Lighting Products sales during the fiscal year ended September 30, 2008.

Luminaire (Light Fitting) Products

CH International has strong independent design and innovative capacity. Aimed at future market development, CH International has established strategic relationships with the French internationally renowned design company Millot Design (“Millot Design”), the United States design company In2 Innovation, Inc. (“In2 Innovation”) and the top Chinese design company Light & View Lighting Design Co. Ltd. (“Light & View”) with which we design luminaires that have enjoyed an international appeal. We have also jointly designed with Millot Design a series of products for the kitchen, bathroom and the workplace. Overall, our luminaire products are matched to our light source products and may be used in kitchen and bathrooms, classrooms, the workplace and other locations. CH International develops series of new-type light source lamps and supporting luminaires to guarantee the products meet various needs of different countries. Our luminaire products accounted for approximately 70.22% of our General Lighting Products sales during the fiscal year ended September 30, 2008.

Our lighting series of products for the home are developed jointly by CH International and Millot Design and has a European style, including eight (8) major series, such as hanging and ceiling lamps. Furthermore, through our collaboration with an enterprise that manufactures cupboards, CH International designs and manufactures luminaires that meet customer’s different demands for practical functions of the kitchen. Our luminaires use energy-saving and environmental-protection materials.

Electronic Products

Our electronic products focus on electronic ballasts and on matching our light source products and our luminaire (light fitting) products. Our electronic ballasts adopt optimized circuit design and high-quality elements which create stable performance. Furthermore, the photoelectric parameters of light sources are completely matched to the electric apparatus, producing higher efficiency. Depending on the technical advantage in special light sources and exclusive intellectual property, CH International plans to work with professional design companies to design electric apparatus of various styles for air purification and to popularize such products to customers shopping for new automobiles.

As of September 30, 2007, sales to Feile International Trading Company accounted for approximately 12.89% of our revenues. However, as of September 30, 2008, the Company was not (and currently is not) dependent on a single or few customers, the loss of which would materially affect our business. Our Electronic Products accounted for approximately 1.89% of our General Lighting Products sales during the fiscal year ended September 30, 2008.

Products Currently Under Development

Lamps for the Classroom

CH International is currently organizing scientists, engineers and designers to work with professional design companies that jointly develop lamps for classrooms. We plan to cooperate with the Ministry of Education to popularize this series of products. For example, our blackboard lamp uses extension pipes to adjust height and employs different reflectors for different light sources to reduce glare. Classroom lamps apply the scientific principle of optical reflection to structural design which overcomes glaring interference by reason of many lamps in one large classroom.

Eyeshield Reading Lamps

CH International is currently organizing professional design companies to work with ophthalmologists, engineers and designers to develop a new-type of eyeshield reading lamp. This product will be specially aimed at China’s 200 million middle and primary school students.

Company Services

CH International has established close cooperative relations with customers to provide them with all-round support to enhance mutual growth. CH International may, aimed at the specific needs of certain special customers, provide customized products and services, including professional design, lighting system installation, test and maintenance and other series of professional pre-market and after-sale services. Also, we believe CH International has an excellent technical service team that can provide a reliable guarantee of smooth completion of various light engineering projects. We have not historically and currently do not generate revenues from our services. Set forth below is a description of our main services and support features. A more complete list of our services can be found our website at http://chlighting.com.

Personnel Support

Up to now, CH International has established 32 offices in China and has trained a high-quality sales team that provide local customers (distributors and customers) with professional training, instruction, market support and other services. We have built a sales service network at three (3) levels of province, city and county and our sales network are all over China.

CH International applies a similar system to the international market. Our regional general agent for the mid-east market is located in Saudi Arabia, which such agent is in charge of expansion and customer support for that region. Our regional general agent for the European market is located in Belgium, and such agent is in charge of expansion and customer support for that region. In addition, we also set up branch in Hong Kong to set up market expansion and customer support in Asia-Pacific region.

Distribution Support

CH International applies the system of regional sales to the domestic Chinese market and has established cooperative relationships with over 200 distributors. CH International establishes composite terminal sales that include exclusive agency, light experience hall and special counter, and provides financial support and professional training thereto. This way the Company may enhance its enterprise image and strengthen its competitiveness.

Marketing and Promotional Support

CH International promotes the sale of its products through television, newspapers, journals, professional websites, search engines and at exhibitions held in China and in foreign countries. Also, CH International collaborates with the media to publicize its brand. For example, the Company has invested RMB10 million (US$1.3 million) to hold strategic cooperation with CCTV-2 and has strategic cooperation with print media, including: China Business, Lighting Technology & Design, Lamps and Lighting, China Light & Lighting, Interior Architecture of China and Guzhen Light. Furthermore, the Company has built large-size outdoor advertising boards on the Hangha-Hangzhou Expressway and the Hangzhou-Ningbo Expressway.

Service Support

CH International’s marketing center in China sets up service departments that provide clients with pre-market, in-market and after-sale services which include ordering products, delivering products and follow-up. In addition, the Company’s international marketing department employs a professional merchandiser that provides our customers with services and support throughout the entire transaction.

Lighting Engineering Design and Consultation

Aimed at various needs of different customers, CH International offers systematic and scientific lighting design and consultation, together with complete solutions, including lamp systems, luminaires and electronics selection, allotment and optimization up to the standard of beautifying, energy saving and environmental-protection. Relying on our professional lighting technology center (the Special Light Source Research Center), CH International offers state-of-the-art lighting technology and specialized knowledge, and our lighting design is evident in office buildings, shopping centers, hotels, schools, hospitals, tunnels and various special workshops.

Customized Development of Lighting Products

Aimed at the particular demand of certain specialized customers (like control rooms of nuclear power plants, airport control towers, hospitals, schools, banks, army facilities and museums), CH International develops lighting products for special use and provides reliable and high-quality professional lighting equipment and services, including professional design, high-quality products, system installation, test and maintenance services and other pre-market and after-sale services. CH International has a high-quality technical service team that offers reliable guarantees on various lighting engineering.

Environmental Protection Services

Consistent with the global trend of environmental protection and saving energy, CH International takes forward-looking measures to set up recovery and disposal systems of fluorescent lamps to reduce pollution in the environment and to realize recycled uses of its materials.

Environmental protection measures comply with non-technical barriers for world trade. In the next few years, with the implementation of the European EUP, we believe China will constitute and pass similar relevant laws to normalize the market. Therefore, we believe the measures we take today will help our growth of our sales volume in the future.

Environmental protection measures are consistent with China’s basic national policy of energy saving and pollution reduction, and we believe that such measures will be financially supported by the Chinese government in the future and will help establish a good brand image.

Environmental protection measures are also consistent with basic principles in international trade that manufacturer producing pollution will be amenable for disposal. Therefore, we believe the measures we take today will help our growth of our international sales volume in the future.

The European Union has passed laws that surcharge recovery and disposal expenses on the products having impact on environment. In the face of environmental pressures and international practice, we believe China will pass laws requiring similar payments on products having impact on environment. So this forward-looking measure will produce economic benefit directly from this program.

Sources and Availability of Raw Materials from Suppliers

Purchases from one of the Company’s major suppliers for the fiscal year ended September 30, 2008 contributed to 11% of the Company’s purchases during such periods. No purchases from the Company’s suppliers for the fiscal year ended September 30, 2007 contributed to over ten percent (10%) of the Company’s purchases for such year.

Enterprise Marketing Strategy and Methods of Distribution

Domestic Marketing Strategy

CH International owns patents for special lighting lamps, and currently holds a leading position in the Chinese domestic market. CH International’s sale of products has yielded positive results since 2006 when it entered the China market. Set forth below are some key features of the Company’s domestic marketing strategy:

•
Building/Training Sales Team. CH International plans to strengthen and build its sales team and establish incentives for competitive marketing with internal sales competitions and a rotational training program to accelerate training of a modern sales team of professional competence. Apart from day-to-day sales training, the Company’s domestic marketing center holds Marketing Training Camp, hiring renowned teachers from Beijing and other places throughout the country to provide training courses to build a cohesive, creative, strong team with effective marketing skills.

•
Expansion of Sales Network. CH International plans to continue to expand domestic market share and improve points of sales. At present, it has set up 32 offices and has relationships with more than 200 distributors.

•
Energy Savings and Emission Reduction. The Company plans to participate actively in government projects of replacement and procurement for green lighting, group procurement of enterprises and institutions and major projects bidding. CH International plans to establish contacts with provincial and municipal governments to promote its energy-saving products. Through the Company’s implementation of a corresponding discount policy, CH International plans to increase the intensity of cultivation in the market, making the design and concepts of its products fully recognized by channel partners, consumer groups and lighting designers. At the same time, consistent with national policies of energy-savings and emission reduction, the Company shall fully utilize its advantage of advanced lighting technology to enhance development with innovative lighting design, to provide complimentary products and to accelerate the upgrading of products. CH International plans to continue to maintain extensive cooperation with key branded enterprises to ensure the growing orders of old customer and to develop new customers.

•
Strengthen Brand Promotion. CH International plans to continue to collaborate with various media sources to promote its brand. It has established strategic cooperation with CCTV2 (China Television) and with the print media as well as large-scale outdoor advertising on the Shanghai-Hangzhou and Hangzhou- Ningbo Expressways. CH International also plans to continue to maintain its professional website (http://chlighting.com), search engines and exhibitions in China and abroad to develop new customer groups. Furthermore, CH International plans to continue to employ the top products planning corporation in China (Guangzhou Zhonghe Jiuding Planning Company) as CH International's products promotion planning consultant.

International Marketing Strategy

•
Participating in International Lighting Fair. CH International currently participates in more than 10 exhibitions abroad annually, such as international lighting fairs in Hong Kong, Frankfurt, Nuremberg, New York, Las Vegas and Italy and plans to continue to do so. CH International continues to improve its influence and to expand sales in the international market. The purpose of participation in the exhibitions is not only to contact new customers but also to exhibit the strength of CH International and its brand image.

•
International Market District Management. The global market of CH International is divided into several regions, including Europe, America, Asia and the Middle East. There is a sale team responsible for the promotion of our products and negotiation of the business arrangements in each regional market. CH International plans to adopt specific strategies and practices for each of the regional markets.

•
Brand Enterprise (Manufacturer) Cooperation. There are two (2) methods employed with respect to the manufacturing of our products. The first is “ODM”, whereby the structure, appearance and technical aspects of our products are developed and designed by CH International, however after the completion of their development such products are sold with the trademark of certain clients after the production. These products are usually mass produced in accordance with the placement of orders by such clients. The other method is “OEM”, whereby our products are made in connection in cooperation with certain third party enterprises such as GE Lighting, Sylvania, and other large multinational groups. For example, our plant growth lamp co-developed by CH International and Huazhong Agricultural University and is sold in Europe, America and Australia. We have established cooperation with a number of large enterprises like Interpet, Arcardia of Britain, Croci SpA of Italy, PENN-PLAX and SUNPARK of United States, AVK LIGHTING of Australia and Narva of Germany to develop the global market of plant growth lamps.

Product Sales Strategy (Domestic and International Sales)

Domestic Sales through Distributors

CH International entered into the high-tech domestic Chinese lighting market in 2006. Currently, 32 offices have been set up in China, forming a three-level sales network in counties, cities and provinces, with point-of-sale locations across the country, which contributes toward an efficient marketing system. Each office is responsible for providing professional services to its local dealers and consumers. CH International has implemented a regional distribution system in the Chinese domestic market, establishing long-term cooperative relationships with approximately 200 distributors. CH International builds up composite-end sales channels including franchise stores, lighting centers and counters to increase its market competitiveness.

Set forth below is a table setting forth domestic revenues generated from customers in four (4) geographic regions of China for the fiscal years ended September 30, 2006, 2007 and 2008, as well as the percentage of total domestic revenues for each of the aforementioned periods:

	September 30, 2006 Sales	% of China Sales at 9/30/06	% of World Sales at 9/30/06	September 30, 2007 Sales	% of China Sales at 9/30/07	% of World Sales at 9/30/07	September 30, 2008 Sales	% of China Sales at 9/30/08	% of World Sales at 9/30/08

SouthChina	$22,838	3%	0.15%	$3,923,000	30.00%	12.12%	$13,730,000	24.78%	15.11%
East China	$53,288	7%	0.35%	$653,000	4.99%	2.01%	$5,870,000	10.59%	6.46%
West China	-	-	-	$655,000	5.01%	2.02%	$4,500,000	8.12%	4.95%
North China	$685,125	90%	4.5%	$7,846,000	60.00%	24.23%	$31,310,000	56.51%	34.46%
Total Domestic Sales:	$761,250	100%	5%	$13,077,000	100%	40.38%	$55,410,000	100%	60.98%

International Sales through Distributors

CH International also implements its distribution system in the international market. In the Middle East, CH International has a regional agent in Saudi Arabia that is solely responsible for the promotion in the local market of the Middle East. In the European market, CH International has a regional agent in Belgium who is in charge of the regional marketing. The Group has also set up a branch in Hong Kong to take the responsibility of marketing business in Asia-Pacific region.

Set forth below is a table setting forth foreign revenues generated from customers in five (5) geographic regions of the World outside of China for the fiscal years ended September 30, 2006, 2007 and 2008, as well as the percentage of total foreign revenues and percentage of total world revenues for each of the aforementioned periods:

	9/ 30/ 06 Sales	% of Foreign Sales at 9/30/06	% of World Sales at 9/30/06	9/30/07 Sales	% of Foreign Sales at 9/30/07	% of World Sales at 9/30/07	9/30/08 Sales	% of Foreign Sales at 9/30/08	% of World Sales at 9/30/08

North America	$723,188	5%	4.75%	$1,090,000	5.65%	3.37%	$1,212,000	3.42%	1.33%
Europe	$6,942,600	48%	45.6%	$7,159,000	37.09%	22.11%	$7,647,000	21.57%	8.42%
Asia	$4,773,038	33%	31.35%	$2,156,000	11.17%	6.66%	$9,008,000	25.41%	9.91%
Middle East	$867,825	6%	5.7%	$6,048,000	31.33%	18.68%	$13,251,000	37.38%	14.59%
Other:	$1,157,100	8%	7.6%	$2,849,000	14.76%	8.80%	$4,336,000	12.22%	4.77%
Total Foreign Sales:	$14,463,750	100%	95%	$19,302,000	100%	59.62%	$35,454,000	100%	39.02%

Domestic Replacement Market

In 2007, China's domestic market size of the T8 halogen powder lamp was 1 billion lamps. Currently, according to the requirements of energy savings and emissions reduction, T8 halogen powder lamps are one of the main products to be replaced. The sum total of growing data and stock amount of T8 halogen powder lamps are estimated to be not less than 2 billion (each lamp for two years) annually. If 10% of the lamps are to be replaced, the replacement market would be still 200 million per year. Users that are pressing for replacement of such lamps in China include manufacturing enterprises, large-scale commercial enterprises (especially supermarket chains and large stores), colleges and universities, primary and secondary schools and other educational institutions, hospitals, railway stations, airports, libraries and other public buildings and facilities, government organs, institutions and office buildings.

Our T5-integrated conversion stand product (also known as the “Power-Saving Treasure”) is most suitable to replace the T8 halogen powder lamp and ballast without changing the original lamps, and can provide significant energy-saving benefits for users. It can be used in the energy-saving replacement of units, enterprises, schools, stores, supermarkets and hospitals.

Since CH International offers energy-saving lighting products such as the “Power-Saving Treasure”, we believe that we have the competitive edge in the replacement market and the marketing model of “contract energy management” (as described below). The participation and engagement of the Company in energy-saving lighting rebuilding (and replacement) projects is an important growth point for the development of CH International. CH International has already begun to provide replacement services for users which gained high evaluation and high reputation in the field of energy-saving lighting from 2005 to 2007. Typical users include the following:

•
Government Offices. In October 2007, CH International was the first domestic enterprise appointed by Zhongnanhai (General Office of the State Council) to rebuild energy-saving lighting systems at the central and state organs held by the Government Offices Administration of the State Council. The first group of users include: Zhongnanhai (General Office of the State Council), the Ministry of Finance, Ministry of Commerce, Ministry of Information Industry, State General Administration of Quality Supervision and Inspection, State Administration of Work Safety Supervision, Ministry of Supervision, the State Tourism Administration, the State Meteorological Administration, the Chinese Academy of Sciences, the Chinese Academy of Social Sciences, the Legal Affairs Office of the State Council, the State Bureau for Letters and Calls and the China Law Society.

•
Green Lighting Procurement Projects. Recently, the Ministry of Finance and the State Development and Reform Commission jointly held the "National Project to Promote Efficient Lighting Products Tender" whereby more than 30 well-known enterprises bid for projects and CH International won several bids for projects, including the Green Lighting Procurement Project of Central Government Departments under the CPC Central Committee.

•
Primary and Secondary Schools. In 2006, in the energy-saving lighting rebuilding project of Beijing’s primary and secondary schools, organized by the Beijing Municipal Development and Reform Commission, with participation of global branded enterprises Philips, Matsushita and others, CH International’s products achieved the top integrated score among the three most successful enterprises (CH International, Philips, Matsushita). CH International’s products were used in the implementation of energy-saving lighting rebuilding in more than 300 primary and secondary schools in the Changping, Huairou, Shunyi and Mentougou Districts of Beijing.

•
Universities and Other Enterprises. CH International is and plans to continue competing for rebuilding (and hence, replacing) projects of energy-saving lighting projects in universities and other enterprises. For example, CH International has won projects and has sold products to the Visual Arts College of Fudan University, the Ningbo Wanli International Aristocratic School, the Chengdu Institute of Technology, Foxconn (Suzhou) Co., Ltd. and Suning Appliance Chain Store (Suzhou) Co., Ltd.

Domestic Direct Sales

CH International is one of the key suppliers to the Chinese government of lighting products. The government procurement market is an important part of development of CH International's business, and it has been very successful in such endeavors. For example, CH International is the only enterprise in the Chinese lighting industry that was awarded the China Energy-Saving Contribution Award for two (2) consecutive years. It has the largest number of series of products on the state list of energy-saving products in government procurement out of all lighting enterprises, and is the main company participating in the national efficient lighting products promotion project. At the same time, the quality for the major products obtained State Inspection-free Qualification in China.

CH International has a leading position in product technology, quality, types, energy saving and environmental protection. CH International has won national key projects of government procurement of rebuilding energy-saving lighting systems.  Additionally, it has won the bidding of major national projects, including:

•
Beijing Olympic Project. Olympic Park National Conference Center: National Conference Centre is the main press centre and international broadcast centre of 2008 Beijing Olympic Games. In November 2007, when the Olympic Park National Conference Center invited lighting brands in China and abroad to tender bids, CH International won the first score.

•	Olympic Fire Command Center. CH International won the bid for Beijing lighting systems at the Olympic Fire Command Center.

•
Construction of Infrastructure Projects. The Company has also won projects in public infrastructure such as the lighting system project of Beijing Subway Line 5, the lighting systems project of the People's Square in Shanghai’s subway system. At the same time, CH International has also won projects for offices, hotels, hospitals and other projects to provide lighting products and services.

International Direct Sales

Through ten (10) years of hard work, CH International’s products have obtained critical certifications in a number of countries (such as the EU's CE, TUV and GS, UL in the United States, South Korea’s KS and Saudi Arabia’s SASO) which has enabled the Company to create good conditions for ODM and OEM production for many large companies in the international market. Through ODM and OEM, CH International's products are sold to major multinational lighting enterprises. CH International plans to use its influence of its brand for self-owned brand sales in the international market and to increase sales for end-users.

Research and Development (R&D)

The Company spent US$580,000 during the fiscal year ended September 30, 2008, US$231,000 for the year ended September 30, 2007, US$5,000 for the fiscal year ended September 30, 2006 and US$124,000 for the fiscal year ended September 30, 2005 on Company-sponsored research and development (“R&D”) activities as determined in accordance with US GAAP. The Company plans to spend US$2,300,000 during fiscal year 2009 and US$4,000,000 during fiscal year 2010 on Company-sponsored research and development activities.

Advanced Technology Test Equipment

Our Special Light Research Center is equipped with China's leading laboratory equipment, such as the German-made EUHER X fluorescence detector and the only imported DL756 fluorescence spectrometer from the United States. Also, CH International’s Light Source and Fitting Inspection and Development Laboratory was ranked a Provincial Technology Centre by the Zhejiang Economic and Trade Commission, and our Special Lamps Research and Development Center International was deemed a high-tech research and development center by the Office of Science and Technology of Zhejiang Province in China. CH International was also recognized as a high-tech enterprise and as a Zhejiang Patent Model Enterprise by the Office of Science and Technology Group in Zhejiang Province. Our Light Source and Fitting Inspection and Development Laboratory, which has lamp product testing and developmental capability, is recognized nationally. The development and detection capacity therein provides hardware support for development of high-tech and reliable products that provide for stable quality of the products.

Personnel

As of September 30, 2008, CH International employed a staff of 39 R&D specialists, 21 external experts and advisers and had technical exchanges with 4 top external product research institutions located in Europe, America and Asia.

Cooperative Institutions

CH International is striving to be an innovator and leader in the fluorescent lighting field. Since its inception, the Company has established working relationships with colleges and universities, scientific research units, professional design institutions, professors and other experts, including the Institute for Electric Lamps, Shanghai Fudan University, Shanghai Tongji University, South East University, Zhejiang University, Shanghai Jiaotong University, Huazhong Agricultural University, Shanghai Lighting Institute and the National Center of Supervision & Inspection on Electric Lamps Quality (Shanghai).

In the field of lighting design, CH International collaborates with China's top lighting design company (Light & View) on the development of new lamps at an engineering design studio located at CH International. At the same time, CH International also collaborates with Millot Design (of France) and In2 Innovation (of the United States) to design kitchen series, wall lamp series, showcase series lamps with European and American aesthetic standards for the internationalization and globalization of our products.

Employees

General Employment Figures

As of September 30, 2008, CH International employed 2,221 individuals, sixteen percent (16%) of which have graduated with a college or higher and thirty-five percent (35%) of which graduated from junior high school or specialized secondary school. Each factory employee has executed a labor contract. The staff of each department is as follows:

Department/Level	Number
Senior – Medium Level Management	54
Marketing	128
Manufacturing	1,619
R&D	39
Management	381
Total:	2,221

Management

CH International has a specialized and internalized management team and constantly creates innovation in its management system. In 2002, CH International passed its ISO9001:2000 certification. In 2004, CH International initiated an ERP information management system throughout the whole enterprise. In 2005, CH International adopted the KPI performance evaluation index system, and in same year, CH International passed its ISO14001:2004 certification.

Sources of Management and Production Personnel

The Company locates management personnel with business and other professional skills through the use of headhunters to meet the need of rapid business development. The Company is currently in the process of establishing an internal staff development platform for the establishment of internal development channels for staff members.

CH International has established a long-term cooperative relationship with a school of light industry in Shashi, Hubei. The school provides students majoring in electric lamps the opportunity to work with CH International to add new members for our basic-level management team and technical teams.

CH International has also established school-enterprise cooperation with Zhejiang Shangyu Vocational Technology School to train prospective production personnel.

Professors and Experts

As of September 30, 2008, CH International employed 21 professors and experts from universities, institutions and authoritative industry bodies such as Fudan University, Shanghai Jiaotong University and Shanghai Institute of Lighting.

Product Development Consultancy Team

CH International works with the Shanghai Lighting Association of Shanghai Fudan University which provides product development consultation.

Product Design Consultants

CH International has retained top design companies such as Millot Design (of France) In2 Innovation (of the United States) and China's leading design company Light & View, as design consultants for our new, luxury and fashion lighting products.

Marketing Consultant

CH International has retained the Guangzhou Zhonghe Jiuding Planning Company, the top products planning company in China, as the Company’s products marketing/promotional planning consultant. Zhang Dingjian is the chief planner of that company.

Intellectual Property Advisor

Hu Hongjuan is our senior patent agent, lawyer and founder of the Hangzhou Tianqin Intellectual Property Agency Co., Ltd. Ms. Hu has rich experience in intellectual property field and has represented clients with respect to many patent infringement lawsuits and has served as a legal adviser on intellectual property rights to a number of enterprises.

Intellectual Property

Trademarks

CH International successfully registered the trademark “” in China in 2000, the trademark “” in China in 2004 and the trademark “” in China in 2005.

CH International has applied to register the trademarks “”, “CH LIGHTING” and “” in Hong Kong in December of 2005 and has applied to register“” in certain participating countries of the Madrid Agreement Concerning International Registration of Trademarks in November 2006 (the United States, India, Switzerland, Saudi Arabia, Australia, the United Kingdom, Singapore, Ireland, Norway).

Furthermore, CH International has applied to register the trademark “” and “CHENHUI GUANGBAO” in China in 2007 and has applied to register the trademark“” and “CH LIGHTING” in the United States in 2008.

CH International has obtained the title of “China Famous Trademark” in 2007.

Patents

As of September 30, 2008, CH International owns 132 patents, 25 of which patent applications are pending.

Strategic Relationships with Universities, Organizations and Associations

Institute for Electric Light Sources at Shanghai Fudan University

CH International has signed an agreement with the Institute for Electric Light Sources at Shanghai Fudan University, a renewed institution of high education, pursuant to which the experts and professors of the university will provide training and guidance in the professional fields of green and energy-saving lighting.

Fudan University, initially known as “Fudan Public School”, was founded in 1905. It is the first institution of higher education established independently by the Chinese. After 100 years of development, Fudan University has been listed in the top four (4) famous universities of higher education in China. The Institute for Electric Light Sources of Fudan University specializes in optical research and development. The Institute has extensive exchanges and contacts within lighting academic circles both at home and abroad, and is recognized as the authority in the field of lighting sources and lighting.

The Institute has 4 research labs and one centre: Light Source Research Lab, Light Source Technics and Materials Research Lab, Light Sources Electrical and Electronics Research Lab, CAD Lighting Design and Measurement Research Lab and Shanghai Automobile Lighting Engineering Centre. The Institute’s research orientation includes green lighting, lighting engineering design, automotive lighting engineering, optoelectronic test technology, intermediate visual studies and other fields.

On scientific research, the Institute has completed dozens of important projects, has obtained 18 honors such as State Technological Invention Award, the first prize of Scientific and Technological Progress of Ministry of Education and incentives of national and provincial-levels, and has published more than 20 monographs and translation works and hundreds of paper is major magazines in China and abroad. The teaching materials compiled by the Institute have achieved the Outstanding Teaching Materials Award of the Shanghai Common Institutes of Higher Learning. At present there are 4 professors (2 are doctoral tutors), 9 associate professors and senior engineers mainly for cultivation of talents of design, production and application in the field of lighting equipment in the civilian, industrial and special lighting industry. The Institute has also established the training centre for China Electric Lighting Industry Association. It holds 2 programs for doctor degree and master degree of physical electronics and plasma physics.

Hubei Province Huazhong Agricultural University

The Company has an established relationship with Hubei Province Huazhong Agricultural University to jointly carry out the development and promotion of the project of the Company’s Zu Pei Bao fluorescent tube under the direction of professors of Huazhong Agricultural University. This plant growth fluorescent lamp passed through the provincial identification of new products in 2007.

Shanghai Lighting Institute

The Group has cooperated with the Shanghai Lighting Institute in the development of certain product series including table lamps for educational study (for example, lamps for computer usage) and classroom lighting products. The Company has retained Mr. Wen Yufu, the director of the Shanghai Lighting Institute, as a consultant to assist the Group’s R&D staff in the design and development of its products.

Active Participation in Institutions and Organizations

Participation in Setting (and Improving Upon) Industry Standards

CH International is a member of the China Lighting Institute, the China Technical Committee of Lighting Electrical Appliances Standardization and Subcommittee of Lamps and Lanterns. As a driving force, it has participated in and has established the setting of certain industry standards of China’s lighting industry.

CH International has participated in the formulation of a large number of national standards, including Plant Growth Fluorescent Lamps, Method of Measuring and Specifying the UV-radiation of Ultraviolet Lamps Used for Sun-tanning, Photometry of Indoor Type Luminaires, Photometry of Luminaires for Street Lighting, Safety Requirements of Emergency Luminaires, Safety Requirements for Handlamps, Luminaires: Special Requirements - of Luminaires with Built-in Transformers for Filaments Lamps, Safety requirements of Self-ballasted Lamps for General Lighting Services-, Safety Requirements of Single-capped Fluorescent Lamps, and Miscellaneous Lamps, to name a few. Among them, the industry standard of Plant Growth Fluorescent Lamps was exclusively applied and drafted by CH International. In 2008, CH International is drafting standards including the Performance Specifications of Double-capped Fluorescent Lamps, the Disposal and Recovery Standards of Wasted Lighting Products, the Recycling and Reuse technical Specifications of Wasted Fluorescent Lamps, and the Light Control Device Part 4.

China Association of Lighting Industry

The China Association of Lighting Industry, a social organization voluntarily organized by enterprises and institutional units in the lighting appliances industry, is the only social organization of electrical lighting industry officially registered by the Ministry of Civil Affairs of the People's Republic of China. The Association, founded in 1989, is a national non-profit social group, under no restriction of region, department and ownership, with the State-owned Assets Supervision and Administration Commission as the administrative department. The Association is comprised of the following committees: Light Sources Committee, Lighting Committee, Illuminaires Committee, Lamps and Caps Committee, Electrical Appliance Accessories Committee, Specific Materials Committee, Neon Light Committee and Semiconductor Lighting Committee. It also has 2 Work Committees, the Information Work Committee and Talent Training Committee. In 2007, CH Lighting PRC became a member of the sixth council of China Association of Lighting Industry.

China Illuminating Engineering Society

The China Illuminating Engineering Society (“CIES”), established in June 1, 1987, is a level one national institute under the administration of Chinese Association of Science and Technology. In the same year of its foundation, it joined the International Commission on Illumination (“CIE”) in the name of China National Commission on Illumination, and it is the only organization representing China in CIE.

The China Illuminating Engineering Society is a group of domestic experts and scholars in the field of lighting that is mainly engaged in scientific research, teaching, design, production, development and promotion of lighting technology application. The tenet of CIES is to organize and unite the vast number of scientific and technological workers and members of the lighting industry, and to actively carry out academic exchange activities as well as to care and protect the legitimate rights and interests of the lighting technology workers and members to contribute to the prosperity and development of China's lighting industry and to speed up the realization of socialist modernization in China. Its main tasks are academic exchanges, technical advice and technical training in the field of lighting, editing and publishing scientific and technical publications of lighting to popularize scientific and technological knowledge, promotion on academic exchange activities and strengthening the links between science and technology workers in the field of lighting in China and abroad, and providing business services for enterprises through evaluation and feasibility studies on science and technology projects, and exposition on lighting science and technology.

CIES has 8526 ordinary members, 652 corporate members. It established Lighting China (http://www.lightingchina.com.cn) to proliferate the exchange of information. “Lighting Engineering Journal” and “Yearbook of China Lighting Engineering” are publications of CIES distributed all around China.

After its foundation, through hard work and exploration for 20 years, CIES has improved its organization, improved rules and regulations, established a standing office with the capacity, efficiency and unity based on the principles of democracy. Giving full play to the role of group leadership, it firmly seized the opportunity to compete for survival and development and actively carry out activities in accordance with the reform thoughts of autonomy and self-development. Because CIES has made a significant contribution to China's lighting technology for years, it has twice been granted the honor of "Advanced Society" by the Chinese Association for Science and Technology and the "Membership Work Award " of advanced society by the sixth China Association for Science and Technology. CH Lighting PRC is one of the organizational members of CIES.

The China Chamber of Commerce for Import and Export of Machinery and Electronic Products

The China Chamber of Commerce for Import and Export of Machinery and Electronic Products (“CCCME”), was established by various types of organizations in July of 1988 and is registered in the People's Republic of China in accordance with the law. CCCME is a national trade organization engaging in the import and export of machinery and electronic products and related trade activities with more than 7,000 members. CCCME covers the enterprises which are among the largest and most representative in the industry including aircraft, automobile, shipping, computer, communications equipment, audio and video equipment, household electrical appliances, instrumentation, electrical products, machine tools, construction machinery, agricultural machinery, bicycles, bearings, power tools, components and other electronic goods. CH Lighting PRC became a member of CCCME in 2005.

The Electric Light Source and Accessories Technical Subcommittee of National Lighting Equipment Standardization Technical Committee

The National Electric Light Source Standardization Centre, established in 1975, is the agency which is responsible for the development of national standardization of electric light source and its accessories. In order for China to comply with international standards, the National Lighting Equipment Standardization Technical Committee was established in 1997, with its secretariat in Beijing Light Sources Institute and its business operation of the centre and the committee directly under the guidance and administration of State Bureau Quality and Technical Supervision and the State Bureau of Light Industry. As the centralized technical management unit for the International Electrotechnical Commission IEC (TC34), the Committee's main task is to develop national standards and industry standards of the lighting and electrical equipment industries, to develop and amend the plan of standards and organize the implementation and management, to study and write the draft of IEC standards and amendments and to vote on the amendment and to provide professional lectures on industry standards, and technical consultancy.

The Centre and the Committee currently have the responsibility of centralized management of more than 200 IEC standards. Such national and industry standards involve all aspects of electrical lighting equipment including light, light materials, lamp, cap, ballast, starter, lighting and lamps. It dedicatedly provides high-quality services for users in China and abroad.

Zhejiang Province Lighting Engineering Society

Zhejiang Province Lighting Equipment Society is a social organization of provincial lighting equipment industry approved to establish and register by No.13 Document of Zhejiang Province Ti Ban (1989), No.13 Document of Zhejiang Civil Affairs Office (1990) with legal personality, under the authorities of Zhejiang Economic and Trade Commission. At present it has more than 250 organizational members. In 2004 the Group became the executive member of the council of the Zhejiang Province Lighting Equipment Society which is responsible for the concentrated industrial management of corresponding enterprises originally in the field of 1st light industry, 2nd light industry, electronics, township, education, textile and economic planning commission, civil affairs, railways, food, water and electric, and urban construction system, etc.

This society is an inter-departmental and trans-regional industry organization of the province which is free from the restrictions of ownership. Its tenet is to coordinate industry ties, promote the industrial development, and safeguard the legitimate rights and interests of members and the industry as a whole, promote communication within the industry and the relation of enterprise and government, and to provide advice and recommendations to the government.

The Zhejiang Province Product Quality Evaluation Association

The Zhejiang Province Product Quality Evaluation Association is jointly established by the Zhejiang Province Institute of Technology Quality Evaluation, the Zhejiang Institute of Metrology and the Institute of Mechanical and Electrical Design in December 2005. The first group of members was made up of 153 organizations and units such as technical institutions, industry associations, famous enterprises, scientific research institutes, quality advisory units and 30 individual members. CH International was one of the first enterprise members. The Association was established primarily for the purpose of evaluating the quality of products with the rules of science, applicability and effectiveness and providing a platform for communication and exchange between enterprises. The tenet of the Association is to fully exploit the role of quality supervision and to build a bridge across quality supervision departments, technical institutions, enterprises and consumers. The establishment of the Association promotes the implementation of supervision and evaluation of products quality in Zhejiang Province and plays an active role in the promotion of the effectiveness of their work, enterprise credibility and quality of products.

 Honors and Certificates Received By CH International For Its Products

Year	Honors and Certificates of CH International

2004	2003 State Outstanding Foreign Investment Enterprise

2005	Certificate of Assessment of ISO9001 : 2000

2005	Certificate of Assessment of ISO14001 : 2000

2005	Energy-saving Product Certificate

2005	Lamps and lanterns obtained China Compulsory Certification (3C certification for short)

2005	Products sold in European achieved certificates of GS, EMC, CE

2005	Products sold in North American achieved certificates of UL, FCC

2005	Products sold in Britain obtained certificate of BS

2005	Products sold in Korea obtain certificates of KS、EK

2005	Products sold in Saudi Arabia obtained certificate of SASO

2005	Products sold in Canada have obtained certificate of CSA/CUL

2005	Zhejiang High-tech Enterprise, Zhejiang Technology Center, Zhejiang Model Enterprise

2005	CH International’s products were granted “National Free-Inspection Product”

2005 -2006	CH International was granted “State Award for Contribution on Energy Saving” in 2 consecutive years (It is the only enterprise in the lighting industry to earn this honor in 2 consecutive years)

2006	New products were listed as provincial key projects is new products development

2006	Technical transform project of export energy saving products obtained capital support from State Ministry of Commerce.

2006	The Trademark of CH International was awarded the title of “Zhejiang Famous Trademark”, and CH International’s products were granted “Celebrated Products of Zhejiang”

2006	CH International was listed in the Government Purchase List of Energy-saving Product

2006	Products sold in Japan obtained S Certificate.

2006	The ultraviolet sterilization light of CH International obtained a China Registration Certificate For Medical Device

2007	CH International’s trademark was granted the title of China Famous Trademark.

2007	High-tech product specialization project obtained the capital support of 10,000,000 yuan from the National Development and Reform Commission

2007	The development of high-tech product obtained capital support from the Ministry of Science and Technology.

2007	The state recognized laboratory project of CH International was listed in the projects supported by National Development and Reform Commission.

Competition

We believe the Company’s technology in the special light source sector is the most advanced in the world and therefore, the Company currently faces very little competition in the special light source sector. CH International’s main competitors in the general lighting sector are top global lighting enterprises, include OSRAM, PHILIPS and PANASONIC. Based on the limited availability of data, it is difficult to ascertain the actual number of competitors we have and the percentage of market share each commands with respect to sales in China and abroad. The following information has been obtained by the Company and cited from publicly-released materials or on industrial websites.

Compliance With Environmental Regulation

Currently, there are no relevant or applicable regulatory laws in China relating to the protection of the environment the compliance with which by the Company would have a materially adverse affect on the Company’s business (for example, upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries). The Company estimates that it will not incur any costs for environmental control facilities during the remainder of 2008 or fiscal year 2009.

ITEM 1A	Risk Factors

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Four (4) of the Company’s major subsidiaries have operations conducted in the PRC. Accordingly, their businesses, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy.

Certain Political and Economic Considerations Relating to China Could Adversely Affect Our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The Chinese Government Exerts Substantial Influence Over The Manner In Which We Must Conduct Our Business Activities Which Could Adversely Affect Our Company.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and State ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in China.

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Many of our contractual arrangements are governed by the laws of the PRC. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

Most Of Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Most of our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of our Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payments and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten (10) years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm our business operations.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China (PBOC) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of our Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based On United States Or Other Foreign Laws Against Us.

We conduct our operations in China and substantially all of our assets are located in China. In addition, our Directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon such directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

We had approximately US$19,468,000 in banks in China at September 30, 2008, which almost constitute all of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which became effective on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to recover our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

RISKS RELATING TO OUR BUSINESS

We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from the sale of our lighting products and the provision of our related services. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	offer new and innovative lighting products and services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our lighting products and services and continue to build customer loyalty; and

•	attract and retain qualified management, consultants and employees.

We Cannot Assure You That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically through increasing our services by increasing our market share and entering new markets globally. However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with increasing market share and entering into such markets and attendant marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

Our Business And Growth Could Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand.

We depend upon the continued contributions of our senior management and other key personnel, including R&D specialists, external experts and advisers. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man insurance on the lives of these individuals at present. As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion. Our future success will also depend on our ability to attract and retain highly skilled and qualified technical, engineering, managerial, finance, marketing, security and customer service personnel in China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

We May Not Be Able To Manage Our Expanding Operations Effectively, Which Could Harm Our Business.

We anticipate expanding our business as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our strategic relationships necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

We may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the success of our competitors; (iii) the amount of our capital expenditures; and (iv) new investments. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments;

•	limit our expansion efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If We Are Unable To Keep Up With The Rapid Technological Changes In the Industry, Our Business May Suffer.

The lighting industry is experiencing rapid technological changes. For example, there have been rapid developments with respect to products aimed at thee protection of the eyes of children, the usage of LEDs and energy conservation. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

If We Fail To Successfully Develop And Introduce New Products And Services, Our Competitive Position And Ability To Generate Revenues Could be Harmed.

We continue to develop new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, the price of our Common Stock could decline and you could lose part or all of your investment.

We May Not Be Able To Adequately Protect Our Intellectual Property, Which Could Cause Us To Be Less Competitive.

We rely on a combination of trademark, patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products and technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our products and technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We May Be Exposed To Infringement Claims By Third Parties, Which, If Successful, Could Cause Us To Pay Significant Damage Awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing products and technology or license the infringed or similar product or technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar product or technology, license fees could be substantial and may adversely affect our results of operations.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price Is Volatile And Could Decline In The Future.

The stock market in general and the market price for other companies based in the PRC have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in China have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations by us or our competitors;

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	changes in environmental standards;

•	market conditions of securities traded on the OTCBB;

•	investor perceptions of us and the lighting industry generally; and

•	general economic and other national conditions.

The Trading Market In Sino’s Common Stock Is Limited And May Cause Volatility In The Market Price.

Our Common Stock is currently traded on a limited basis on the OTCBB and on The Pink Sheets under the symbol “CHHN.OB”. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain.

The quotation of our Common Stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our Common Stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our Common Stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Any substantial sale of our Common Stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

One Stockholder, Which is 100% Controlled By The Chairman of the Board of the Company, Exercises Significant Control Over Matters Requiring Stockholder Approval.

After giving effect to the issuance of all the shares of Common Stock pursuant to the Exchange, the Stockholder had voting power equal to seventy-seven and one half percent (77.5%) of our voting securities as of September 30, 2008 and as of the date of this Annual Report. Moreover, the Stockholder is wholly-controlled by Zhao Guosong, the Company’s Chairman of the Board. As a result, the Stockholder and our Chairman of the Board, through such stock ownership, exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in the Stockholder may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than the Stockholder.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of Common Stock, Which Could Adversely Affect The Market Price Of Our Shares Of Common Stock.

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of Common Stock, which could adversely affect the market price and the voting power of shares of our Common Stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of Common Stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The Company has four (4) leases at two (2) sites (at which there are three (3) major production facilities) collectively cover 62,000 m2, with floor area of 70,000m2. Those leases are described in the table below:

Lessee	Address	Square Meters	Lessor	Commencement Date	Termination Date	Rental Amount per Year
CH Lighting PRC	No. 658, Hongyan Road, Shangyu Economic Development Zone, Zhejiang, the PRC	32,539 Square Meters	PRC	January 2003	May 2031	US$	24,532
CH Lamps	Jingkou Village, Taoyan Town, Shaoxing County, Zhejiang, the PRC	20,000 Square Meters	Shaoxin Umbrella Co.,	January 2005	December 2014	US$	14,588
CH Technology (Land use right owned by CH Lighting PRC)	No. 658, Hongyan Road, Shangyu Economic Development Zone, Zhejiang, the PRC	18,648 Square Meters	PRC	June 2007	April 2056	US$	12,450
CH Lab (Land use right owned by CH Lighting PRC)	No. 658, Hongyan Road, Shangyu Economic Development Zone, Zhejiang, the PRC	32,539 Square Meters (shared with CH Lighting PRC)	PRC	January 2003	May 2031	US$	24,532

The Company also works with 32 regional “representative” offices in China comprised of distribution and sale agents, collectively forming a three-level sales network in counties, cities and provinces, with point-of-sale locations across the country, which contributes toward an efficient marketing system. Each office is responsible for providing professional services to its local dealers and consumers. None of these 32 offices are leased by the Group.

We believe that all of our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no pending or outstanding material litigation with the Company or with the Group except as set forth below.

On January 12, 2008, a dispute arouse from performance of two (2) sales contracts entered into by and between CH Technology and Shenzhen Saiyue Industrial Co., Ltd. (“Saiyue”) whereby Saiyue was required to refund an advance payment of RMB141,049.80 (approximately US$20,150) to CH Technology and to bear the legal costs in connection therewith. Such case is now pending before the Shenzhen Futian District Court.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On August 4, 2008, a principal stockholder holding in excess of fifty percent (50%) of the voting capital stock of the Company voted in favor of changing the name “Sino-Biotics, Inc.” to “CH Lighting International Corporation” as set forth in that certain Definitive Information Statement on Schedule 14C (as amended) as filed with the SEC on August 4, 2008. The Company did not solicit proxies in light of the fact that a majority stockholder intended to vote and did vote in favor of the proposal.  On August 25, 2008, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect such name change, effective immediately.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTCBB and on the Pink Sheets under the symbol “CHHN.OB”. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High	Low

Fiscal Year Ended September 30, 2008
1st Quarter (prior to a 1 for 1000 reverse split on December 13, 2008):	0.020	0.009
1st Quarter (after a 1 for 1000 reverse split on December 13, 2008):	10.01	3.000
2nd Quarter:	4.250	3.000
3rd Quarter (after a 6 for 1 split):	1.010	0.025
4th Quarter	4.100	1.010

Fiscal Year Ended September 30, 2007
1st Quarter:	0.027	0.020
2nd Quarter:	0.020	0.020
3rd Quarter:	0.020	0.020
4th Quarter:	0.020	0.018

When the trading price of our Common Stock is below $5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

Holders of Common Equity

As of December 29, 2008, we have issued 120,000,000 shares of our Common Stock to 252 holders of record.  The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” above for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange. The Exchange occurred immediately following the cancellation of 2,180,616 shares of the Company’s Common Stock held by Venture Fund I, Inc., the Company’s majority stockholder immediately prior to the closing of the Exchange.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We have a plan to pay out approximately 50% of our profits in the form of cash dividends on our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of September 30, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
N/A	-0-	-0-	-0-
Total	-0-	-0-	-0-

Performance Graph

Not required for a smaller reporting company.

Recent Sales of Unregistered Securities

On July 13, 2005, the Company’s predecessor, Instachem Systems, Inc. (“Instachem”), issued 300,000 shares of Series A Preferred Stock to Venture Fund for US$60,000, which such shares were convertible into 15,000,000 shares of Instachem’s common stock. The proceeds were used to pay off prior liabilities of Instachem.

On July 14, 2005, Instachem issued 400,000 shares of its common stock to Michael Dion, 750,000 shares of its common stock to Jane Lamas, and 1,000,000 shares of its common stock to Mark Porter, in each case as compensation under a settlement agreement for prior consulting services. The total amount of liabilities under the settlement agreement valued at US$17,200.

On July 20, 2005, Instachem re-domiciled to Delaware by completing a merger with Sino-Biotics, Inc., pursuant to which one share of Common Stock was exchanged for each share of issued and outstanding common stock of Instachem, and one share of Series A Preferred Stock of Sino-Biotics, Inc. was exchanged for each share of issued and outstanding share of preferred stock of Instachem.

On July 28, 2005, Venture Fund converted its 300,000 shares of Series A Preferred Stock to 15,000,000 shares of Common Stock.

On January 2, 2007, Sino-Biotics, Inc. issued 50,000 shares of Common Stock, valued at US$1,000, to Don Siegler for services provided to the Company in assisting with Sino-Biotics, Inc.’s 2003 and 2004 audits.

On January 2, 2007, Sino-Biotics, Inc. issued 100,000 shares of Common Stock, valued at US$2,000, to David Lennox for his services as President, Treasurer, Secretary, Chief Executive Officer, Chief Operations Officer and sole Director of Sino-Biotics, Inc.

On January 2, 2007, the Company converted Steven T. Mills’ Series A Convertible Preferred Shares of Innovative Coatings Corporation, a predecessor of Sino-Biotics, Inc., issued on February 4, 2000, to 260,000 shares of Common Stock.

On September 12, 2007, Sino-Biotics, Inc. issued a US$65,000 convertible promissory note to Venture Fund, its majority stockholder, to settle US$20,000 of accounts payable from 2006 and US$45,000 for general and administrative expenses incurred by Sino-Biotics, Inc. in 2007. The convertible promissory note was convertible into 4,333,333 shares of Common Stock, without regard for future stock splits or reorganizations of Common Stock.

On December 13, 2007, Sino-Biotics, Inc. effected a 1 for 1000 reverse stock split.  The par value of the Common Stock was not affected by such reverse stock split.  Sino-Biotics, Inc. issued 128 shares for fractional share issuances. The effect of the reverse stock split changed the total issued and outstanding shares of Common Stock to 30,103.

On January 28, 2008, Venture Fund converted its convertible promissory note into 4,333,333 shares of Common Stock.

On January 31, 2008, Rosetta Granite, Inc. and Horizon Atlantic, Inc. converted a US$10,000 convertible promissory note (initially issued by Sino-Biotics, Inc. Michael Dion and subsequently assigned by Michael Dion to Rosetta Granite, Inc. and Horizon Atlantic, Inc.) into 500,000 shares of Common Stock. In connection with the conversion, Rosetta Granite, Inc. received 250,000 shares of Common Stock and Horizon Atlantic, Inc. received 250,000 shares of Common Stock.

On March 18, 2008, the Board of Directors of Sino-Biotics, Inc. declared a forward stock split (dividend), effective March 31, 2008.  The forward stock split (dividend) was on a 6-for-1 basis on both the authorized issued and outstanding Common Stock.  Each holder of the record of Common Stock as of March 19, 2008 (the “Record Date”), was entitled to receive five (5) additional shares of Common Stock for each share of Common Stock held on the Record Date. No shares were issued for fractional shares.

On July 16, 2008, pursuant to the terms of the Exchange Agreement, Sino-Biotics, Inc. acquired all of the issued and outstanding capital stock of CH International in exchange for Ninety-Three Million (93,000,000) newly-issued shares of Common Stock.

On the Closing Date, pursuant to the terms of the Exchange Agreement (July 16, 2008), Venture Fund cancelled 2,180,616 shares of Common Stock. As of September 30, 2008 and as of the date of this Annual Report, there were 120,000,000 shares of Common Stock issued and outstanding.

All the stock issuances set forth above were made in reliance on the exemption under Section 4(2) of the Securities Act.

Options and Warrants

As of September 30, 2008 and as of the date of this Annual Report, we have no outstanding options or warrants.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

ITEM 6.	Selected Financial Data

Not required for a smaller reporting company.

ITEM 7.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Introduction

In light of the strong impact of the global economic downturn, management has made both pessimistic and optimistic estimates of the Company’s business for 2009.

The international export market recession was in the Company's strategic plan, however, the speed of recession, the range of deep, but beyond the Company's strategy is expected.

In the optimistic case, the Chinese domestic market, not by the impact of global economic downturn, and the Chinese government continues to adhere to the reduction of energy-saving policy, then, the company's performance based on 2008 will grow 15%.

Results of Operations

Results of Operations For the Fiscal Year Ended September 30, 2008 Compared To Fiscal Year Ended September 30, 2007

Net Profit.  For the year ended September 30, 2008 and 2007, the Company realized a net profit of US$14,408,000 and US$1,969,000 respectively.

Revenues.  Revenues for the years ended September 30, 2008 and 2007 were US$90,864,000 and US$32,379,000, respectively.  The growth rate was 180.62% due to our recent expansion into the Chinese domestic market.  Export growth increased to US$35,454,000 (an increase of 83.68%) and domestic growth increased to US$55,410,000 (an increase of 323.72%).  Management believes that revenues will increase in 2009.

	2008	2007	Growth rate
Revenues	90,864,000	32,379,000	180.62%
Domestic revenue	55,410,000	13,077,000	323.72%
Oversea revenue	35,454,000	19,302,000	83.68%

Cost of Sales  Cost of sales for the periods ended September 30, 2008 and 2007 were US$62,340,000and US$23,001,000, respectively and cost rates were 68.6% and 71%, respectively.  Please see table below

	September 30, 2008	September 30, 2007
Operating Revenues	90,864,000(100)%	32,379,000(100)%
Cost of sales	62,340,000(68.61)%	23,001,000(71.04)%
Gross Income rate	31.39%	28.96%

The Cost Rate decreased by 2.43% during these periods due to the Company’s continuous improvement of production efficiency.

Selling Expenses.  Selling expenses for the periods ended September 30, 2008 and 2007 were US$3,071,000 and US$2,550,000, respectively, which included advertising expenses (advertising in magazines and newspapers), and sales commissions.  The ratios for the Selling expenses to Revenues were 3.38% and 7.87%, respectively.  Please see table below:

Rate to Revenues	September 30, 2008	September 30, 2007
Revenues	$90,864,000(100)%	$32,379,000(100)%
Selling Expenses	3.38%	7.87%
General and Administrative Expenses	7.05%	9.67%
Interest Expenses	4.34%	7.78%

The Company expects to continue its promotional activities in future consistent with its sales strategy.

General and Administrative Expenses.  General and administrative expenses for the periods ended September 30, 2008 and 2007 were US$6,410,000 and US$3,133,000, respectively, which included salary expenses of approximately US$1,017,000 and US$1,117,000, respectively and office expenses of approximately US$806,500and US$569,380, respectively.  Please see table below:

	September 30, 2008	September 30, 2007
General and Administrative Expenses	100%	100%
Salary Expenses	15.87%	35.65%
Office Expenses	12.58%	18.17%

The Company records compensation expense for stock-based employee compensation arrangements in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.”

The Company estimates the fair value of stock-based awards granted to employees as of the date of the grant, with reference to the Direct Comparison Method under Market Approach which assumes the sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets.

The Company records stock-based compensation expense as a general and administrative expense in the period of which the stock-based awards are expected to be vested.

On June 15, 2008, Zhao Guosong and certain key management personnel of CH Lighting entered into share purchase and re-purchase agreements (the “Stock-Based Employee Compensation Agreements”), which enable those key management personnel to acquire 470 shares (4.7%) of the issued and outstanding shares of common stock of KEG International Limited at face value from Zhao Guosong (the “Award Stocks”).  Except for 125 Award Stocks, which had fully vested on June 15, 2008, pursuant to the Stock-based Employee Compensation Agreements, the remaining 345 Award Stocks shall vest on each anniversary date of the original grant on a pro rata basis over 5 years until all Award Stocks are vested (the “Vesting Period”). If the Employees are unable to remain in office during the Vesting Period, Zhao Guosong is entitled to re-purchase the unvested Award Stocks at their original face value.

As of September 30, 2008, 125 Award Stocks were fully vested, 25 Award Stocks had lapsed upon resignation of a key management personnel and 320 Award Stocks were outstanding and unvested. Therefore, stock-based employee compensation expense of US$962,000 has been recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

After management’s careful analysis, General and Administrative Expenses are controlled to a reasonable extent.

Interest Expense.  Interest expense for the periods ended September 30, 2008 and 2007 was US$3,941,000and US$2,518,000, respectively, and the average loan interest rates were 6.30% and 6.85%, respectively.

	September 30, 2008	September 30, 2007
Short-term bank borrowings	6.41%	7.15%
Bills financing	5.69%	6.01%
Long-term interest bearing loan	6.81%	7.39%

Net Income.  Net income for the periods ended September 30, 2008 and 2007 was US$14,408,000 and US$1,969,000, respectively, and the net income rates were 15.86% and 6.08%, respectively.

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents totaled US$3,154,000.  Net cash provided by operating activities and investing activities amounted to US$24,161,000 and US$1,885,000, respectively.  While net cash used in financing activities amounted to US$(28,676,000).  Please see table below:

	September 30, 2008	September 30, 2007
Cash and Cash Equivalents	US$3,154,000	US$5,340,000
Net Cash provided by (used in) Operating Activities	US$24,161,000	US$(4,990,000)
Net Cash provided by (used in) Investing activities	US$1,885,000	US$(10,245,000)
Net Cash provided by (used in) Financing Activities	US$(28,676,000)	US$19,435,000

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Operating Activities

China's domestic market is different from the export market in that the Company produces “made to order” products as opposed to the domestic market where the Company prepares a sufficient stock of goods to meet the needs of clients at any time.  Furthermore, the export market is requires advance payment of 20% to 80% of the balance due prior to delivery.  On the other hand, the Company offers clients in the domestic market credit lines with usual payment terms equal to 60 days.

	September 30, 2008	September 30, 2007
Net cash changes in operating assets and liabilities	US$24,161,000	US$(4,990,000)
Accounts receivables, net	US$(9,614,000)	US$(5,553,000)
Inventories, net	US$1,827,000	US$(8,125,000)
Prepayment	US$(49,000)	US$(1,309,000)

Investing Activities

	September 30, 2008	September 30, 2007
Net cash provided by (used in) investing activities	US$1,885,000	US$(10,245,000)
Purchase of property, plant and equipment	US$(4,135,000)	US$(2,996,000)
Investment in restricted bank balances, net	US$6,020,000	US$(7,208,000)

Financing Activities

The Company receives the funds it needs for development mainly through short-term bank borrowings, long-term interest bearing loans from banks and bills financing from related parties through mutual guarantees.

Net cash (used in) generated through financing activities were US$(28,676,000) and US$19,435,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

	September 30, 2008	September 30, 2007
Net cash provided by (used in) financing activities	US$(28,676,000)	US$19,435,000
Proceeds from short-term bank loan, net	US$48,493,000	US$41,014,000
Proceeds from (repayment of) bills financing, net	US$(2,626,000)	US$5,024,000

Working Capital

Accounts Receivable, Trade and Allowance for Doubtful Accounts

CH Lighting’s business operations are conducted in the PRC.  During the normal course of business, CH Lighting extends unsecured credit to its customers.  The Company had accounts receivable balances of US$18,871,000 at September 30, 2008 and US$8,395,000 at September 30, 2007, an increase of 124.8%.

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  Management has determined an allowance for doubtful accounts was US$337,000 and US$182,000 at September 30, 2008 and 2007, respectively.

Other Receivable

The Company had balances of US$4,093,000 at September 30, 2008 and US$5,256,000 at September 30, 2007, a decrease of 22.1%.

Prepayment

The Company had prepayment balances of US$2,724,000 at September 30, 2008 and US$2,532,000 at September 30, 2007, an increase of 7.58%.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method.  Management reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

The Company had balances for inventories of US$15,303,000 at September 30, 2008 and US$15,634,000 at September 30, 2007, a decrease of 2.12%.  As of, September 30, 2008, the Company had determined that no reserves are necessary.

	September 30, 2008	September 30, 2007
Raw materials	3,397,000	6,944,000
Work-in-process goods	2,277,000	1,844,000
Finished goods	9,629,000	6,846,000
Total:	15,303,000	15,634,000

Cash and Cash Equivalents

The Company had cash and cash equivalents of US$3,154,000 at September 30, 2008 and US$5,340,000 at September 30, 2007, a decrease of 40.9%.

Capital Expenditures

The Company had property, plant and equipment (net) equal to US$16,318,000 at September 30, 2008 and US$12,262,000 at September 30, 2007.  Our increase in assets is due to an increase of production capacity.

	September 30, 2008	September 30, 2007
Buildings	US$6,869,000	US$5,953,000
Plant and machinery	US$9,729,000	US$6,833,000
Motor vehicles	US$1,000,000	US$813,000
Furniture, fixtures and office equipment	US$1,167,000	US$900,000
Construction in progress	US$2,548,000	US$1,176,000
Accumulated depreciation	US$(4,995,000)	US$(3,413,000)
Net	US$16,318,000	US$12,262,000

The Company had balances for long-term land lease pre-payments (net) of US$887,000, US$843,000 at September 30, 2008, 2007, respectively.

Off-Balance Sheet Arrangements

Financial guarantees

	September 30, 2008	September 30, 2007
Financial guarantees	5,106,000	US$6,066,000

The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

The long-term interest-bearing loans are repayable as follows:

Long-Term Debt Obligations	September 30, 2008	September 30, 2007
Current portion of long-term loans, secured (Within one (1) year)	3,068,000	2,203,000
Long-term loans, secured (2–5 years)	6,093,000	3,035,000
Total	9,161,000	5,238,000

As of September 30, 2008 and 2007, the Company had capital expenditure commitments for construction projects and purchase of machineries of approximately US$3,343,000 and US$817,000 respectively.

Purchase Obligations	September 30, 2008	September 30, 2007
Purchase of machineries (Within one (1) year)	3,343,000	817,000
Total	3,343,000	817,000

The following table summarizes rental payments under non-cancelable operating leases:

Operating Lease Obligations	September 30, 2008	September 30, 2007
Within one (1) year	21,000	36,000
2–3 years	30,000	26,000
4–5 years	30,000	26,000
Over five (5) years	3,000	41,000
Total	84,000	129,000

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

RMB Appreciation

The Company believes that inflation has not had a material effect on its operations to date.  However, continued appreciation of the RMB against the U.S.  dollar, the Company's export business, could have a material adverse effect on the Company.  The Company's response strategy would be to reduce our reliance on exports and to increase domestic sales.

Non-Tariff Technical Trade Barriers Could Have a Materially Adverse Effect on our Exporting Business

Non-tariff technical trade barriers imposed by governments around the world could adversely affect, including, for example, the European Unions’s EuP Directive.  In response to the Directive, the Company has launched a project to evaluate the impact of our products on the environment during each stage of a product’s life, from design, material procurement and manufacture, to maintenance, recovery and treatment, which conforms to the trend of reducing resources consumption and pollution laid out in the EuP Directive.

The Development of High-Tech Products Takes a Long Time and There Are Many Uncertainties in the Process

The special light sources products developed by the Company is an innovation in the industry, so there might be unpredictable or presently unavoidable technical flaws, or perhaps the new products do not fit into the market demand.  Either way, the new products might not be able to get into mass production and sold in the markets.  To avert such risk, the Company has set up a new products decision committee and has hired senior experts in China to better oversee and grasp the developmental tendencies of the industry.  Prior to the development and trial of new products, we plan on conducting systematic and in-depth research to find market space and identify technical problems and key targets for breakthrough.

Theft of our Key Technologies Could Have a Material Adverse Effect on the Company’s Business and Development

To avert such risk, the Company uses management measures, such as performance bonuses and other project awards, to maintain the stability of technical team.  CH International (and its subsidiaries) also have in place confidentiality agreements with certain technical employees to prevent leakage of core technologies.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective August 25, 2008, Malone & Bailey, P.C. (“M&B”) resigned as the Registrant’s independent registered public accounting firm.

M&B’s report on the Registrant’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through August 25, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein M&B expressed substantial doubt about the Registrant’s ability to continue as a going concern.

The resignation of the independent registered public accountants was approved by the Registrant’s Board of Directors effective August 25, 2008.

During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through August 25, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through August 25, 2008, M&B did not advise the Registrant of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

The Registrant has requested M&B to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree. A copy of the letter is attached hereto as Exhibit 16.1.

On August 25, 2008, the Board of Directors of the Registrant approved the engagement of Mazars CPA Limited (“Mazars”) as its independent registered public accounting firm to audit the Registrant’s financial statements, effective immediately.  The Registrant did not consult Mazars on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Mazars.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the fiscal year ended September 30, 2008, our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of September 30, 2008 were effective.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Effective July 28, 2008, the Board of Directors of the Company accepted the resignation of Mr. David Lennox as a Director of the Company. Also effective July 28, 2008, the Board appointed Gan Caiying, Yun Hon Man, Han Lijun, Ge Minhai, He Wei and Lu Guangming to serve as directors of Sino, with Zhao Guosong serving as Chairman of the Board and Gan Caiying serving as Vice Chairman of the Board.

On August 4, 2008, a principal stockholder holding in excess of fifty percent (50%) of the voting capital stock of the Company voted in favor of changing the name “Sino-Biotics, Inc.” to “CH Lighting International Corporation” as set forth in that certain Definitive Information Statement on Schedule 14C (as amended) as filed with the SEC on August 4, 2008. On August 25, 2008, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect such name change, effective immediately.

Effective August 25, 2008, the Board of Directors of the Company appointed Huang Hsiao-I, the Company’s Chief Financial Officer, to serve as Corporate Secretary of the Company.

On August 25, 2008, the Board of Directors of the Company unanimously resolved to amend and restate the Company’s Bylaws, and the Company did amend and restate its Bylaws, dated as of August 25, 2008, in light of the fact that certain provisions therein were obsolete or required amendments to render the Company’s securities eligible for listing through the Direct Registration System. A copy of the amended and restated Bylaws of the Company is referenced herein as Exhibit 3.5.

On August 25, 2008, the Board of Directors of the Company adopted a new Code of Ethics that applies to the Company’s officers, directors and employees. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

On August 25, 2008, the Board of Directors of the Company unanimously resolved to create an Audit Committee, appointing Lu Guangming, Yun Hon Man and Ge Minhai to serve as members of such Audit Committee with Lu Guangming serving as Chairman, a Compensation Committee, appointing Lu Guangming, Yun Hon Man and Ge Minhai to serve as members of such Compensation Committee with Lu Guangming serving as Chairman and a Corporate Governance and Nominating Committee, appointing Lu Guangming, Yun Hon Man and Ge Minhai to serve as members of such Corporate Governance and Nominating Committee with Lu Guangming serving as Chairman. The Board of Directors also approved the Charters for each of the Audit Committee, the Compensation and the Corporate Governance and Nominating Committees of the Board. A copy of the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter are referenced herein as Exhibits 99.1 99.2 and 99.3, respectively..

Effective on or about August 25, 2008, the Registrant changed its address to 658 Hongyan Road, Economic Development Zone, Shangyu City, Zhejiang Province, The People’s Republic of China 312300, telephone 86 575 8212 7538.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of the Company’s directors and officers, their business experience during the last five (5) years, their ages and all positions and offices that they hold with the Company as of September 30, 2008 and as of the date of this Annual Report.

Name	Age	Position(s)
Zhao Guosong	41	Chairman of the Board, President and Chief Executive Officer
Huang Hsiao-I	44	Chief Financial Officer and Corporate Secretary
Gan Caiying	38	Director (Vice Chairman of the Board)
Han Lijun	46	Director
Ge Minhai	33	Director
He Wei	41	Director
Yun Hon Man	40	Director
Lu Guangming	36	Director

Family Relationships

There are no family relationships by and between or among the members of the Board of Director or other executives, except that Zhao Gaosong and Gan Caiying are husband and wife. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section below.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by the Board and hold office until removed by the Board of Directors.

Biographies

Zhao Guosong. Mr. Zhao has served as a Director, President and Chief Executive Officer of the Company since the Closing Date of the Exchange and was appointed to serve as Chairman of the Board effective as of July 28, 2008. Mr. Zhao founded CH International in April 2004 and has served as CH International’s Chairman since July 2006. Mr. Zhao is also a member of the China Society of Lighting Industry and a director of the China Association of Lighting Industry. Mr. Zhao was successively elected as deputy to the People’s Congress of Shangyu and Shaoying for two (2) terms. Mr. Zhao was honored as “Star Entrepreneur” by Shangyu Municipal Government in 2005 and 2006. Mr. Zhao has twenty (20) years of experience in corporate strategy, enterprise management and business analysis. In July 1985, Mr. Zhao graduated from Zhejiang Shangyu Chunhui High School and began to work with Zhejiang Yankon Group Co., Ltd., where he served as Technical Director. In 1993, Mr. Zhao began to work with Hangzhou Hengfeng Lamp Bulb Factory. From 1994 through 1999, he served as Director of both Shaoxing County Electric Lighting Factory and Shangyu Chenhui Fluorescent Lamp Factory. In 1999, Mr. Zhao served as General Manager and Chairman of the Board of CH Lamps. From 2000 to date, Mr. Zhao has served as Chairman of both CH Lighting PRC and CH Hong Kong. Since January 2007, Mr. Zhao has also served as Chairman of CH Technology.

Huang Hsiao-I. Mr. Huang has served as Chief Financial Officer of the Company since the Closing Date of the Exchange and as Corporate Secretary since August 25, 2008. On April 2008, Mr. Huang has served as Chief Financial Officer of CH International. In 1988, Mr. Huang migrated to the United States where he served as a CPA at the firm of David Chen CPA. In 1991, Mr. Huang worked with MP Motor Production Inc. (a subsidiary of Chrysler), serving as Cashier, Accountant and Vice Manager. In 1993, Mr. Huang worked with Bojian (a listed company on the Taiwan Exchange) in Taiwan as Financial Manager and then assumed the office of Business Manager. In 1996, Mr. Huang worked with Shanghai Jianguo Concrete Co., Ltd. (a listed company on the Taiwan Exchange) and assumed the office of Vice General Manager of Administration Division. In 2000, Mr. Huang served as General Manager’s Special Assistant and Advisor for VMTA through March 2008. Mr. Huang graduated from Taiwan University with a major in accounting.

Gan Caiying. Ms Gan has served as Vice Chairman of the Board of the Company effective as of July 28, 2008. Ms. Gan is also a Founder and the Vice Chairman of CH International. Ms. Gan is currently the standing Director of Zhejiang Association of Lighting Industry and an Editor with China Light & Lighting. In 1987, Ms. Gan worked with Zhejiang Yankon Group Co., Ltd. as a Supervisor. From 1994 through 1999, Ms. Gan served as Production Director of Shaoxing County Electric Lighting Factory and as Financial Manager of Shangyu Chenhui Fluorescent Lamp Factory. From 1999 through 2000, Ms. Gan served as Vice General Manager, CFO, Sales Director and General Manager of CH Lighting PRC. From 2000 through January 2006, Ms. Gan served as Chief of Production Department, Marketing Director, Financial Director and General Manager of CH Lighting PRC. Since January 2006, Ms. Gan has served as Vice Chairman of CH Lighting PRC, CH Technology and CH Lamps. From June 2004 through May 2005, Ms. Gan received training in VMTA (Ningbo) and earned an EMBA degree. Also, Ms. Gan was awarded the honor of "Excellent Female Entrepreneur" and "Learning-oriented Knowledge Female".

Han Lijun. Mr. Han has served as a Director of the Company effective as of July 28, 2008. From 1996 through June 2006, Mr. Han served as President and Secretary for the Agricultural Bank of China (Shangyu City Branch). From July 2006 through September 2007, Mr. Han served as Branch Vice Governor of the Agricultural Bank of China Shaoxing City. From January 2008 to date, Mr. Han has served as the President of Wolong Holding Limited, a company organized under the laws of the PRC.

Ge Minhai. Mr. Ge has served as a Director of the Company effective as of July 28, 2008. Since July 1998, Mr. Ge has served (and continues to serve) as the Chairman’s Secretary, Office Chief and Minister of Investment Development of Jinke Holding Co., Ltd., a limited company organized under the laws of the PRC as well as the First and Second Session Director of Zhejiang Jinke Chemical Co., a limited company also organized under the laws of the PRC. From 1994 through 1998, Mr. Ge attended the Zhejiang Institute of Technology earning a degree in mechanical design and manufacturing. From September 2002 through July 2004, Mr. Ge attended the Zhejiang University of Economics and Management. From March 2007 to date, Mr. Ge has attended (and continues to attend) Qinghua University in Beijing with a focus on corporate governance.

He Wei. Mr. He has served as a Director of the Company effective as of July 28, 2008. Since 1999, Mr. He has served (and continues to serve) as a Director and Deputy General Manager of the Shangyu City Agricultural Resources Company in the PRC. In 1988, Mr. He graduated from the School of Zhejiang Jinhua with a degree in supply and marketing professional accounting. From 1988 through 1989, Mr. He worked in Shangyu City in the PRC as a clerk for Shangyu Tea Limited, limited company organized under the laws of the PRC. From 1989 through 1993, Mr. He served as Manager in Shangyu City for Shangyu Agricultural Materials Limited, a limited company organized under the laws of the PRC. From 1994-1999, Mr. He served as a Manager in Shangyu City for the Datong Petrochemical Company. From 1999 to date, Mr. He has served as a Director and Deputy General Manager of Shangyu Agricultural Materials Limited.

Yun Hon Man. Mr. Yun has served as a Director of the Company effective as of July 28, 2008. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of the PRC. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun serves as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a chartered accountant having memberships with the institute of chartered accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received is MBA at the University of Western Sydney in 2007, his Higher Diploma in Business Studies at the City Polytechnic School of Hong Kong and his Diploma in Accountancy from Morrison Hill Technical Institute in 1988.

Lu Guangming. Mr. Lu has served as a Director the Company effective as of July 28, 2008. Mr. Lu has served as Assistant Chairman and Vice-President of CH International since October 2007. From April 1997 through July 2001, Mr. Lu served as Production Manager of CH Lamps. From August 2001 through January 2003, Mr. Lu served as Deputy Chief Technology Officer of CH Lighting, a company organized under the laws of the PRC. From January 2003 through March 2004, Mr. Lu served as General Manager of Shangyu CH Electrical Appliances Co., Ltd., a company organized under the laws of the PRC. From April 2004 through September 2007, Mr. Lu served as Deputy Chief Technology Officer, General Manager and Supply Chain Vice President of CH Lighting PRC. Mr. Lu was educated in VMTA (Ningbo) and earned an EMBA degree in 2005. Mr. Lu graduated from Southwest Science and Technology University of Network Education Economics in 2006.

Involvement In Certain Legal Proceedings

None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Promoters and Control Persons

None.

Significant Employees

The Company has no significant employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended September 30, 2008 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committeee established in accordance with the Exchange Act and NASDAQ rules.  The Audit Committee met one (1) time, the Compensation Committee met zero (0) times and the Nominating Committee met zero (0) times between the date after the Exchange on July 16, 2008 and September 30, 2008.  A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During fiscal year 2008, members of the Audit Committee were directors Lu Guangming (Chairman), Yun Hon Man and Ge Minhai. Our Audit Committee financial expert is Ge Minhai, an independent director.  Effective December 29, 2008, Lu Guangming resigned as a member of the Audit Committee, the Company’s Board appointed Han Lijun to serve as a member and the Board appointed Ge Minhai to serve as Chairman.

•
Compensation Committee – Directors Lu Guangming (Chairman) Yun Hon Man and Ge Minhai were members of our Compensation Committee during fiscal 2008. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees.

•
Nominating Committee – Directors Lu Guangming (Chairman), Yun Hon Man and Ge Minhai were members of our Nominating Committee during fiscal 2008. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a Code of Ethics in accordance with the rules of the SEC and NASDAQ. Our Code of Ethics, which are attached as Exhibit 14.1 hereto, applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last two (2) completed fiscal years (ended September 30, 2008 and December 31, 2007). The compensation listed below which will be paid to our new officers will be paid by CH International. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Non- qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

David Lennox, Former Officer (1)	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 2,000	-0- 2,000

Curtis Hunsinger, Former Officer	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Robert Mottern, Former Officer(2)	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Zhao Guosong President & Chief Executive Officer (3)	2008 2007	78,725 31,667	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	78,725 31,667

Huang Hsiao-I, Chief Financial Officer and Corporate Secretary (4)	2008 2007	16,736 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	16,736 -0-

Gan Caiying Vice Chairman of CH International and Vice Chairman of the Board of the Company(5)	2008 2007	33,752 22,652	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	33,752 22,652

Lu Guangming Assistant Chairman and Vice-President of CH International and Director of the Company(6)	2008 2007	24,945 18,475	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	24,945 18,475

(1)	Mr. Lennox was the Sole Officer and Director of Sino-Biotics, Inc. from December 11, 2006 through the Closing Date of the Exchange (July 16, 2008).
(2)
Mr. Mottern became President and Sole Director of Sino-Biotics, Inc. on December 30, 2003.  No salary was paid to Mr. Mottern during his term as an officer and director, but he was paid a one-time fee of $60,000 upon his resignation as payment for services rendered.

(3)
Zhao Guosong has served as the Company’s President and Chief Executive Officer since the Closing Date of the Exchange (July 16, 2008).  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International and CH Lighting PRC.

(6)
Huang Hsiao-I has served as the Company’s Chief Financial Officer since the Closing Date of the Exchange (July 16, 2008) and Corporate Secretary since August 25, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to the Company and CH International.

(5)
Gan Caiyang is a founder and Vice Chairman of CH International and has served as Vice Chairman of the Board of the Company since July 16, 200 as Vice Chairman of CH International effective July 28, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International.

(6)
Lu Guangming has served as Assistant Chairman and Vice President of CH International since October 2007 and as a Director of the Company effective July 28, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards At Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Nonqualified Deferred Compensation

None.

Potential Payments Upon Termination or Change in Control

None.

Additional Narrative Disclosure

None.

Compensation of Directors

The Company did not provide any compensation to its Directors during the fiscal year ending September 30, 2008.  The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Employment Agreements

There are currently no employment agreements by and between the Company and its employees or the Group and its employees.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of September 30, 2008. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Zhao Guosong, Chairman of the Board, President and Chief Executive Officer	0	78,134,880	(3)	78,134,880	(3)	65.11%
Huang Hsiao-I, Chief Financial Officer and Corporate Secretary	0	2,046,000	(4)	2,046,000	(4)	1.71%
Gan Caiying, Director (Vice Chairman)	0	78,134,880	(5)	78,134,880	(5)	65.11%
Han Lijun, Director	0	0		0		0%
Ge Minhai, Director	0	0		0		0%
He Wei, Director	0	0		0		0%
Yun Hon Man, Director	0	0		0		0%
Lu Guangming, Director	0	465,000	(6)	465,000	(6)	0.3875%
ALL DIRECTORS AND OFFICERS AS A GROUP (8 PERSONS):	0	80,180,880		80,180,880		66.82%
KEG International Limited Room 42, 4F New Henry House 10 Ice House Street Central, Hong Kong	93,000,000	0		93,000,000		77.50%
 * less than one percent (1%)

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.
(2)
Applicable percentage of ownership is based on 120,000,000 shares of our Common Stock outstanding as of September 30, 2008, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of September 30, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Zhao Guosong may be considered to beneficially own 66,960,000 shares by virtue of his 72% ownership in KEG International Limited and 11,174,880 shares by virtue of his spouse’s (Gan Caiying’s) approximate 12% ownership in KEG International Limited, which owns 93,000,000 shares of Common Stock.

(4)	Huang Hsiao-I may be considered to beneficially own 2,046,000 shares by virtue of his 2.2% ownership in KEG International Limited, which owns 93,000,000 shares of Common Stock.
(5)
Gan Caiying may be considered to beneficially own 11,174,880 shares by virtue of her approximate 12% ownership in KEG International Limited and 66,960,000 shares by virtue of her spouse’s (Zhao Guosong’s) 72% ownership in KEG International Limited, which owns 93,000,000 shares of Common Stock.

(6)	Lu Guangming may be considered to beneficially own 465,000 shares by virtue of his 0.5% ownership in KEG International Limited, which owns 93,000,000 shares of Common Stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Exchange Agreement (Change of Control)

On the Closing Date of the Exchange Agreement with the Stockholder of CH International, the Company acquired all of the issued and outstanding capital stock of CH International from the Stockholder in exchange for Ninety-Three Million (93,000,000) newly-issued shares of Common Stock. As a result of the Exchange, the Stockholder controls seventy-seven and one half percent (77.5%) of the voting stock of the Company.

The Company also filed with the SEC an Information Statement complying with Rule 14F-1 under the Exchange Act that describes a change in a majority of the Company’s Board which occurred in connection with the change of control of the Company. Upon the execution of the Exchange Agreement, Zhao Guosong was appointed to the Board of Directors of the Company and effective July 28, 2008, David Lennox’s resignation as a director became effective and the remaining six (6) directors of the Company were appointed to the Board.

Transactions with Officers and Directors

1.         Summary of balances with related parties:

		As of September 30,
		2008	2007
	Note	US$’000	US$’000
Due from related parties:
Gan Caiying		636	1,846
Shangyu Chenhui Childcare Products Company Limited		154	277
Shangyu Hecheng Plastic and Metal Products Company Limited		-	140
Shangyu Henghui Electronic Products Manufacturing Company Limited		26,352	917
Zhejiang Chenhui Yingbao Childcare Products Company Limited		7,360	703

		34,502	3,883

The amounts due from related parties represent unsecured advances which are interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at 1-3 Years Lending Rate offered by the People Bank of China plus 0.5% per annum. Interest shall be paid annually. The Company plans to collect the outstanding amounts as of September 30, 2008 gradually within two years. The estimated amount to be collected after one year is approximately US$27,444,000.

	As of September 30,
	2008	2007
	US$’000	US$’000
Due to related parties:
Zhao Guosong	3,203	4,503
Shaoxing Umbrella Factory	25	8
Shangyu Hecheng Plastic and Metal Products Company Limited	398	9
Zhejiang Chenhui Yingbao Childcare Products Company Limited	-	3,020

	3,626	7,540

 The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

2.	Summary of related party transactions:

		As of September 30,
		2008	2007
		US$’000	US$’000
Zhao Guosong and Gan Caiying	Guarantee of short-term bank loans borrowed by the Company	2,022	2,660

Shangyu Henghui Electronic Products	Pledged of the Company’s bank balances for banking facilities granted	4,376	2,660
	Guarantee of short-term bank loans borrowed the Company	2,917	-

Zhejiang Chenhui Yingbao Childcare Products Company Limited	Guarantee of long-term interest-bearing loans borrowed by the Company	3,325	3,991

Shangyu Henghui Electronic Products	Interest income received	59	300
	Interest expenses paid	-	21

Shaoxing Umbrella Factory	Rental expenses paid	14	13

Director Independence

The following directors are independent: Yun Hon Man, Han Lijun, Ge Minhai, and He Wei.

The following directors are not independent: Zhao Guosong, Lu Guangming and Gan Caiying.

Promoters and Certain Control Persons

None.

ITEM 14.	Principal Accountant Fees and Services

The firm of M&B acted as our principal accountant and resigned as the position with effective August 25, 2008. The following is a summary of fees incurred for services rendered.

The firm of Mazars acts as our principal accountant with effective August 25, 2008. The following is a summary of fees incurred for services rendered.

Audit Fees

During the fiscal year ended September 30, 2008, the fees for our current principal accountant, Mazars, were $175,000 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended September 30, 2008, the fees for our former principal accountant, M&B, were $0 for quarterly reviews for the period ended December 31, 2007.

Audit-Related Fees

During the fiscal year ended September 30, 2008, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended September 30, 2008, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the fiscal year ended September 30, 2008, there were no fees billed for products and services provided by the current principal accountant, Mazars, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended September 30, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization regarding the merger of Innovative Coatings Corporation with and into ICC Holdings Corp.	Incorporated by reference to Instachem Systems, Inc.’s Current Report as filed with the SEC on August 29, 2003
2.2	Stock Purchase Agreement, by and between David Lennox and Instachem Systems, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.3	Agreement and Plan of Merger between Instachem Systems, Inc. and Sino-Biotics, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.4	Share Exchange Agreement, dated July 16, 2008, by and among Sino-Biotics, Inc., KEG International Limited and CH International Holdings Limited	Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.1	Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.2	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.3	Restated Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.4	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc. dated December 13, 2008 (increase of authorized shares).	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.5	Memorandum and Articles of Association of CH International Holdings Limited	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.6	Amended and Restated Bylaws of CH Lighting International Corporation, effective as of August 25, 2008	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008

14.1	Code of Ethics	Provided herewith
16.1	Auditor Letter, dated August 25, 2008	Provided herewith
21	List of Subsidiaries of CH Lighting International Corporation	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CH LIGHTING INTERNATIONAL CORPORATION
Date: December 29, 2008

	By:	/s/ Zhao Guosong
Zhao Guosong
President, Chief Executive Officer and Principal Executive Officer

/s/ Huang Hsiao-I
Huang Hsiao-I
Chief Financial Officer, Corporate Secretary, Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Zhao Guosong	President, Chief Executive Officer,
Zhao Guosong	Principal Executive Officer and	December 29, 2008
Chairman of the Board

/s/ Huang Hsiao-I
Huang Hsiao-I	Chief Financial Officer, Corporate	December 29, 2008
Secretary and Principal Financial
and Accounting Officer

/s/ Gan Caiying
Gan Caiying	Vice Chairman of the Board	December 29, 2008

/s/ Han Lijun
Han Lijun	Director	December 29, 2008

/s/ Ge Minhai
Ge Minhai	Director	December 29, 2008

/s/ He Wei
He Wei	Director	December 29, 2008

/s/ Yun Hon Man
Yun Hon Man	Director	December 29, 2008

/s/ Lu Guangming
Lu Guangming	Director	December 29, 2008

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY KNOWN AS SINO-BIOTICS, INC.)

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	F-3

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007	F-4 – F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS’ EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	F-7 – F-8

NOTES TO AND FORMING PART OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007	F-9 – F-33

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

We have audited the accompanying consolidated balance sheets of CH Lighting International Corporation (“CH Lighting”) and its subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
December 29, 2008

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Statements of Operations and Other Comprehensive Income
Years ended September 30, 2008 and 2007

		Year ended September 30,
		2008	2007
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		90,864	32,379

Cost of sales		(62,340)	(23,001)

Gross income		28,524	9,378

Operating expenses:
Selling, marketing and distribution expenses		(3,071)	(2,550)
General and administrative expenses		(6,410)	(3,133)

Operating income		19,043	3,695

Other income		584	401
Interest income		815	586
Interest expense		(3,941)	(2,518)

Income before income taxes and minority interests		16,501	2,164

Income taxes expenses	5	(2,091)	(195)
Minority interests		(2)	-

Net income		14,408	1,969

Other comprehensive income
Foreign currency translation adjustment		1,551	420

Comprehensive income		15,959	2,389

		Shares	Shares
Earnings per share:	3
Weighted average number of common stocks outstanding, basic and diluted		98,621,918	93,000,000

		US$	US$

Net income per share of common stock, basic and diluted		0.15	0.02

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Balance Sheets
As of September 30, 2008 and 2007

		As of September 30,
		2008	2007
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		3,154	5,340
Restricted bank balances	6	16,314	20,366
Other financial assets	7	2,918	-
Accounts receivable, net		18,871	8,395
Other receivables		4,093	5,256
Prepayments		2,724	2,532
Due from related parties, current portion	14(b)	7,058	3,883
Inventories, net	8	15,303	15,634

Total current assets		70,435	61,406

Long-term land lease prepayments, net		887	843
Property, plant and equipment, net	9	16,318	12,262
Deferred tax assets	5(c)	-	457
Due from related parties, long-term portion	14(b)	27,444	-

Total assets		115,084	74,968

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable		22,135	7,414
Notes payable	10	4,519	6,327
Accrued expenses and other accrued liabilities		1,024	1,946
Customer deposits		3,291	2,243
Due to related parties	14(b)	3,626	7,540
Income taxes payable		376	469
Short-term bank borrowings	11(a)	50,849	39,485
Current portion of long-term interest-bearing loans, secured	11(b)	3,068	2,203

Total current liabilities		88,888	67,627

Long-term interest-bearing loans, secured	11(b)	6,093	3,035
Government subsidies	12	96	555
Deferred tax liabilities	5(c)	688	-

		95,765	71,217

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Balance Sheets
As of September 30, 2008 and 2007

		As of September 30,
		2008	2007
	Note	US$’000	US$’000

Minority interests		66	-

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.01 par value: 5,000,000 shares authorized, no share issued		-	-
Common stock, US$0.001 par value: 500,000,000 shares authorized as of September 30, 2008 and 2007		-	-
120,000,000 shares and 93,000,000 shares issued and outstanding as of September 30, 2008 and 2007 respectively		120	93
Additional paid-in capital		962	-
Statutory reserves	13	740	228
Accumulated other comprehensive income		2,124	573
Retained earnings		15,307	2,857

Total stockholders’ equity		19,253	3,751

Total liabilities and stockholders’ equity		115,084	74,968

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Statements of Changes in Stockholders' Equity
Years ended September 30, 2008 and 2007

	Preferred stock issued		Common stock issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated other compre- hensive income	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of October 1, 2006	-	-	93,000,000	93	-	10	153	1,106	1,362
Net income	-	-	-	-	-	-	-	1,969	1,969
Transfers to statutory reserves	-	-	-	-	-	218	-	(218)	-
Foreign currency translation adjustment	-	-	-	-	-	-	420	-	420

Balance as of September 30, 2007	-	-	93,000,000	93	-	228	573	2,857	3,751

Balance as of October 1, 2007	-	-	93,000,000	93	-	228	573	2,857	3,751
Recapitalization upon reverse acquisition	-	-	27,000,000	27	-	-	-	(27)	-
Dividend paid	-	-	-	-	-	-	-	(1,419)	(1,419)
Recognition of stock-based employee compensation arrangement	-	-	-	-	962	-	-	-	962
Net income	-	-	-	-	-	-	-	14,408	14,408
Transfers to statutory reserves	-	-	-	-	-	512	-	(512)	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,551	-	1,551

Balance as of September 30, 2008	-	-	120,000,000	120	962	740	2,124	15,307	19,253

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Statements of Cash Flows
Years ended September 30, 2008 and 2007

	Year ended September 30,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	14,408	1,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	1,214	978
Amortization of long-term land lease prepayments	38	34
Recognition of government subsidies	(595)	-
Exchange differences	556	184
Imputed interest expenses	175	120
Deferred taxation	1,146	(188)
Minority interests in net income of consolidated subsidiaries	2	-
Stock-based employee compensation expenses	962	-
Changes in operating assets and liabilities:
Accounts receivable, net	(9,614)	(5,553)
Other receivables	3,431	190
Prepayments	49	(1,309)
Inventories, net	1,837	(8,125)
Accounts payable	14,005	2,869
Notes payable	(2,420)	2,918
Accrued expenses and other accrued liabilities	(1,736)	(501)
Customer deposits	782	1,037
Taxes payable	(79)	387

Net cash provided by (used in) operating activities	24,161	(4,990)

Cash flows from investing activities
Purchase of property, plant and equipment	(4,135)	(2,996)
Additions of long-term land lease prepayments	-	(41)
Investment in restricted bank balances, net	6,020	(7,208)

Net cash provided by (used in) investing activities	1,885	(10,245)

Cash flows from financing activities
Advance to related parties, net	(34,533)	(96)
Capital contribution to a subsidiary by its minority equity holder	64	-
Dividends paid	(1,419)	-
Government subsidies received	87	971
Proceeds from short-term bank loans	48,493	41,014
Repayment of short-term bank loans	(40,768)	(28,865)
(Repayment of) Proceeds from bills financing, net	(2,626)	5,024
Proceeds from long-term interest-bearing loans	4,444	2,540
Repayment of long-term interest-bearing loans	(2,418)	(1,153)

Net cash (used in) provided by financing activities	(28,676)	19,435

Net (decrease) increase in cash and cash equivalents	(2,630)	4,200

Cash and cash equivalents, at beginning of year	5,340	1,024
Effect on exchange rate changes	444	116

Cash and cash equivalents, at end of year	3,154	5,340

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Consolidated Statements of Cash Flows
Years ended September 30, 2008 and 2007

		Year ended September 30,
		2008	2007
	Note	US$’000	US$’000

Supplemental disclosure of cash flow information
Interest received		815	586
Interest paid		3,766	2,398
Tax paid		1,120	-

Non-cash investing activities
Purchase of property, plant and equipment recorded as payable to contractors		-	329

Non-cash financing activities
Other financial assets received from related parties	7	2,918	-
Settlement of bills financing with other financial assets		-	2,696

The accompanying notes are an integral part of these consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

CH Lighting International Corporation (“CH Lighting”), formerly known as Sino-Biotics, Inc., was incorporated on July 6, 2005 under the laws of the State of Delaware, and adopted its existing name effective on August 25, 2008. It’s common stocks are currently trade on the Over-The-Counter Bulletin Board (“OTCBB”) of NASDAQ under the symbol “CHHN”.

CH Lighting is an investment holding company with no operation. The principal activities of its subsidiaries (together with CH Lighting, collectively referred to as “the Company”) are manufacture and sale of lighting source products and lighting electronic products and investment holding.

Details of CH Lighting’s subsidiaries as of September 30, 2008 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

CH International Holdings Limited (“CH International”)	British Virgin Islands	100%	Investment holding

Zhejiang CH Lighting Company Limited (“Zhejiang CH”) *	Zhejiang, the People’s Republic of China (“PRC”) September 27, 2000	100%	Manufacture and sales of lighting source products

Zhejiang CH Lighting Technology Company Limited (“CH Technology”) *	Zhejiang, the PRC March 31, 2003	100%	Manufacture and sales of lighting electronic products

Zhejiang Shaoxing CH Lamps Manufacturing Company Limited (“CH Lamps”) *	Zhejiang, the PRC December 13, 1999	100%	Manufacture of lighting source products

Shangyu CH Laboratory Testing Company Limited (“CH Lab”) *	Zhejiang, the PRC January 7, 2008	90%	Laboratory testing services of lighting source and electronic products

CH Lighting (Hong Kong) Limited (“CH Hong Kong”)	Hong Kong November 10, 2000	100%	Trading of lighting source products

*	These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 16, 2008, CH Lighting entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International and KEG International Limited (“KEG”), a company incorporated in the British Virgins Islands. Pursuant to the Share Exchange Agreement, CH Lighting acquired all of the issued and outstanding common stock of CH International from KEG in exchange for 93,000,000 newly-issued shares of CH Lighting’s common stock, par value of US$0.001, representing 77.5% of CH Lighting’s common stock issued and outstanding upon completion of the share exchange (the “Share Exchange Transaction”).

During the year ended September 30, 2008, CH Lighting (i) implement a 1 for 1,000 reverse stock split and issued 128 shares for fractional share issuance on December 13, 2007, (ii) converted a US$ 65,000 convertible promissory note and all related accrued interest into 25,999,998 shares of common stock on January 28, 2008, (iii) converted a US$ 10,000 convertible promissory note and all related accrued interest into 3,000,000 shares of common stock on January 31, 2008 and (iv) implemented a 6 for 1 forward stock split on March 31, 2008. There were 29,180,616 shares of CH Lighting’s common stocks issued and outstanding immediately before the completion of the Share Exchange Transaction.

Upon completion of the Share Exchange Transaction (including, but not limited to, the cancellation of the 2,180,616 shares of CH Lighting's common stock concurrent and simultaneous with the consummation of the Share Exchange Agreement), there were 120,000,000 shares of CH Lighting’s common stock issued and outstanding.

The acquisition by CH Lighting of CH International is deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, CH Lighting (the legal acquirer) is considered the accounting acquiree and CH International (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated entity will in substance be those of CH International, with the assets and liabilities, and revenues and expenses, of CH Lighting being included effective from the date of completion of Share Exchange Transaction. CH Lighting is deemed to be a continuation of business of CH International. The outstanding common stock of CH Lighting prior to the Share Exchange Transaction will be accounting for at their net book value and no goodwill will be recognized.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, CH International and other subsidiaries (collectively referred to as the “CH International Group”) underwent a reorganization (“Reorganization”) as follows:

•
on July 16, 2004, CH International acquired 25% equity interest in each of Zhejiang CH and CH Technology from nominees of Mr. Zhao Guo Song (“Mr. Zhao”), then the sole shareholder of the CH International, at a consideration of US$500,000 and US$75,000, respectively.

•	on November 5, 2004, CH International acquired 25% equity interest in CH Lamps from a nominee of Mr. Zhao at a consideration of US$50,000.

•	on November 11, 2006, CH International acquired the remaining 75% equity interest in Zhejiang CH from Mr. Zhao and his nominee at a total consideration of US$1,500,000.

•	on November 22, 2006 and November 29, 2006, CH International acquired the remaining 75% equity interest in CH Technology from Mr. Zhao and his nominee at a total consideration of US$225,000.

•	on December 11, 2006, CH International acquired the remaining 75% equity interest in CH Lamps from a nominee of Mr. Zhao at a consideration of US$150,000.

•	on February 9, 2007, Zhejiang CH acquired the entire equity interest in CH Hong Kong from Mr. Zhao and his nominee at a total consideration of HK$10,000 (equivalent to US$1,282).

•	On January 7, 2008, Zhejiang CH established a 90% owned subsidiary, CH Lab, with registered capital of RMB4,500,000 (equivalent to US$598,500). The remaining 10% equity interest is held by Mr. Zhao.

•	On May 6, 2008, CH International declared and paid dividends of US$1,419,000 to Mr. Zhao.

•
On June 15, 2008, Mr. Zhao transferred all his 100% equity interest in the CH International to KEG, in which Mr. Zhao owns 100% of KEG’s issued and outstanding capital stock. As a result of the transaction, CH International became a wholly owned subsidiary of KEG.

Since the ultimate beneficial owner of the companies comprising the CH International Group was, all the time prior to the completion of the Reorganization, Mr. Zhao, the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Accounting Principles
The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the financial information of CH Lighting and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue recognition
Operating revenue represents sale of goods at invoiced value to customers, net of returns, discounts and value-added tax (“VAT”), and is recognized when goods are delivered to customers, the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

For products for which a right of return exists during defined period, revenue recognition is determined based on historical pattern of actual return, or in cases where such information is lacking, revenue recognition is postponed until the return period has lapsed. Return policies are based on customary return arrangements in local market.

Expenses incurred for shipping and handling costs of internal movements of goods are recorded as cost of sales. Shipping and handling costs related to sales to third parties are reported as sales, marketing and distribution expenses.

Research and development

All costs of research and development activities are generally expensed as incurred. Research and development costs were US$580,000 and US$231,000 for the year ended September 30, 2008 and 2007 respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$759,000 and US$810,000 for the year ended September 30, 2008 and 2007 respectively.

Retirement plan costs
Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee services are provided. Retirement plan costs were US$184,000 and US$170,000 for the year ended September 30, 2008 and 2007 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current period.

A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

Property, plant and equipment (“PPE”) and long-term land lease prepayments
PPE are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

Depreciation is provided, on a straight-line basis, to write off the cost of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings Furniture, fixtures and office equipments Motor vehicles Machinery and equipment	10 – 20 years 5 years 10 years 10 years

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (“PPE”) and long-term land lease prepayments (Continued)
When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income.

Construction-in-progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Long-term land lease prepayments are amortized on a straight-line basis over the term of lease.

Impairment of long-lived assets

Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and recorded as a reduction of original costs. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories
Inventories are stated at the lower of cost and market. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average costing method. The Company estimates the market price of its inventories with reference to the net realizable value based upon current market conditions and historical experience. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory, and which are charged to cost of goods sold.

Accounts receivables and allowance for doubtful accounts
The allowance for the risk of non-collection of trade accounts receivable takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$337,000 and US$182,000 as of September 30, 2008 and 2007 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash, cash equivalents
Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign currency translation
Items included in the financial statements of each of the group entities, including the Company and its subsidiaries, are measured using the currency of the primary economic environment in which the entity operates (“functional currency”) of Hong Kong Dollars (“HK$”) or Renminbi (“RMB”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the income statement.

On consolidation, the results and financial position of all the group entities that have a functional currency different from the presentation currency are translated as follows:

(a)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(b)	income and expenses for each statement of operations are translated at average exchange rates;

(c)	all resulting exchange differences are recognised as a separate component of equity.

Fair value of financial instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The Company’s financial instruments include restricted bank balances, other financial assets, accounts and other receivables/payables, prepayments and receipt in advances, and short-term bank borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of the Company’s long-term secured borrowings and unearned portion of government grants are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The fair value of these non-current financial instruments was not materially different from their carrying value as of September 30, 2008 and 2007.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease term.

Use of estimates
The preparation of the consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Guarantees
Guarantee issued by the Company is initially recognized on the balance sheet as a liability at the fair value, or market value, of the obligations the Company assumed under that guarantee in accordance with FIN 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 contains disclosure provisions surrounding existing guarantees. As of September 30, 2008 and 2007, the fair values of the guarantees the Company are not material to the Company's financial position. Details of the guarantees are disclosed in Note 15(c).

Stock-based compensation
The Company records compensation expense for stock-based employee compensation arrangement in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” The Company estimates the fair value of stock-based awards granted to employees at the grants date with reference to the Direct Comparison Method under Market Approach which assuming sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. The Company records stock-based compensation expense as a general and administrative expense in the period of which the stock-based awards are expected to be vested. Details of the stock-based employee compensation arrangement are disclosed in Note 17.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards
The management has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The management believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The management believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The management expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The management is still assessing the impact of this pronouncement.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards (continued)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51” (“SFAS 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The management believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 will be adopted for fiscal 2009 and will not have a material effect on the consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended September 30, 2008 and 2007.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

4.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Year ended September 30,
	2008	2007
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$9,733,200	US$4,241,000
Percentage of sales	11%	13%
Number	1	1

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$5,271,900	-
Percentage of purchases	11%	-
Number	1	-

Accounts receivable related to the Company’s major customers comprised 33% and 28% of all accounts receivable as of September 30, 2008 and 2007 respectively.

Accounts payable related to the Company’s major supplier comprised 10% of all accounts payable as of September 30, 2008.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

(b)	Country risks

4 of CH Lighting’s major subsidiaries have operations conducted in the PRC. Accordingly, their businesses, financial condition and results of operations maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange and remittance restrictions. The Company’s results maybe adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, inter alia. The management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

4.	OPERATING RISKS (CONTINUED)

(c)	Cash and time deposits

The Company mainly maintains its bank balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

5.	INCOME TAXES

British Virgin Islands
CH International is incorporated under International Business Act of the British Virgin Islands and, accordingly, exempted from payment of the British Virgin Islands income tax.

Hong Kong
Hong Kong Profits Tax has been provided at the rate of 16.5% (2007: 17.5%) on CH Hong Kong’s estimated assessable profits arising in or derived from Hong Kong.

The People’s Republic of China
Zhejiang CH, CH Technology, CH Lamps and CH Lab (“PRC Subsidiaries”) are subjected to state and local enterprise income taxes in the PRC at a standard rate of 30% and 3%, respectively, up to December 31, 2007.

In March 2007, the National People’s Congress of China enacted a new Enterprise Income Tax Law, which became effective on January 1, 2008 (the “New EIT Law”). In December 2007, the State Council of China promulgated the “Implementation Regulations to the EIT Law and the Notice to Enterprise Income Tax Transition Incentive Policy”, which also became effective on January 1, 2008.

Under those laws and regulations, a unified income tax rate of 25% shall apply to all domestic and foreign invested enterprises, unless they qualify for special tax benefits under certain limited exceptions. The applicable income tax for the PRC Subsidiaries is 25% from January 1, 2008 onwards. Since the deferred tax assets and deferred tax liabilities shall be measured at the tax rates that are expected to apply to the periods when the asset is realized or the liability is settled, the change in the applicable tax rate affects the determination of the carrying values of deferred tax assets and deferred tax liabilities of the PRC Subsidiaries. The Company recognizes the deferred tax balances based on their best estimation on the effects of the New EIT Law and will continue to evaluate the impact on its operating results and financial positions of future periods as more detailed rules and other related regulations are announced.

CH Technology received official designation by the local tax authority as a foreign-invested enterprise engaged in manufacturing activities and is confirmed by the local tax authority that it is exempted from enterprise income tax for two years commencing from the first profitable year in 2007, followed by a 50% reduction for the next three years.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

5.	INCOME TAXES (CONTINUED)

The People’s Republic of China (Continued)
Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

(a)	Income tax expenses (benefits) are comprised of the following:

	Year ended September 30,
	2008	2007
	US$’000	US$’000

Current taxes arising in Hong Kong and the PRC:
For the year	946	383

Deferred taxes arising in Hong Kong and the PRC:
For the year	1,145	(188)

	2,091	195

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2008 and 2007, the Company has identified the above jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of September 30, 2008 and 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the year ended September 30, 2008 and 2007, no interest or penalties were recorded.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

5.	INCOME TAXES (CONTINUED)

The People’s Republic of China (Continued)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2007: 33%) is as follows:

	Year ended September 30,
	2008	2007
	US$’000	US$’000

Expected income tax expenses	4,125	714
Difference in tax rates in the countries that the Company operates	1	(9)
Effect on tax incentives / holiday	(3,225)	(629)
Tax-exempted / Non-deductible items	309	10
Withholding tax	859	-
Others	22	109

Income tax expenses	2,091	195

(c)	Components of net deferred tax (liabilities) assets were as follows:

	As of September 30,
	2008	2007
	US$’000	US$’000

Depreciation	54	42
Bad debt and prepaid expenses written off	99	175
Provision and accruals	18	240
Withholding tax	(859)	-

	(688)	457

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

6.	RESTRICTED BANK BALANCES

Restricted bank balances as of September 30, 2008 and 2007 represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial institutions as follows.

		As of September 30,
		2008	2007
	Note	US$’000	US$’000

Notes payable	10	4,519	6,327
Bills financing	11(a)(ii)	7,367	10,043
Banking facilities granted to a related party	14(c)	4,428	2,660
Banking facilities granted to a third party	15(c)	-	1,336

		16,314	20,366

7.	OTHER FINANCIAL ASSETS

Other financial assets represented notes received from related parties for the settlement of advances made to them. As of September 30, 2008, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The Company had discounted the notes to banks in exchange for cash with recourse in the ordinary course of business. The Company continues to recognize the full carrying amount of the notes and has recognized the cash received as secured short-term bank borrowings in Note 11(a)(ii). The fair value of the other financial assets approximated their carrying value.

8.	INVENTORIES, NET

Inventories consisted of the followings:

	As of September 30,
	2008	2007
	US$’000	US$’000

Raw materials	3,397	6,944
Work-in-progress and semi-finished goods	2,277	1,844
Finished goods	9,629	6,846

	15,303	15,634

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of September 30,
	2008	2007
	US$’000	US$’000

Buildings	6,869	5,953
Plant and machinery	9,729	6,833
Motor vehicles	1,000	813
Furniture, fixtures and office equipment	1,167	900
Construction-in-progress	2,548	1,176

	21,313	15,675
Accumulated depreciation	(4,995)	(3,413)

	16,318	12,262

Depreciation expenses were US$1,214,000 and US$978,000 for the year ended September 30, 2008 and 2007 respectively.

The Company has pledged certain buildings and machineries as collaterals against general banking facilities granted to the PRC Subsidiaries. Details of which are disclosed in Note 11.

10.	NOTES PAYABLE

All notes payable were interest-free notes guaranteed by banks, repayable within six months from date of issue and fully collateralized by restricted bank balances as set out in Note 6.

11.	BANK BORROWINGS AND OTHER LOANS

Bank borrowings and other loans comprise of the followings:

		As of September 30,
	Note	2008	2007
		US$’000	US$’000

Short-term bank borrowings	11(a)	50,849	39,485
Long-term interest-bearing loans	11(b)	9,161	5,238

		60,010	44,723

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

11.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings

Short-term bank borrowings comprise of the followings:

		As of September 30,
	Note	2008	2007
		US$’000	US$’000

Short-term bank loans	11(a)(i)	38,814	27,447
Bills financing	11(a)(ii)	12,035	12,038

		50,849	39,485

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by, land use rights and buildings of the Company with carrying values as follows:

	As of September 30,
	2008	2007
	US$’000	US$’000

Land use rights	887	843
Buildings	5,640	2,900

	6,527	3,743

Various parties have also issued guarantees against these short-term bank loans as follows:

	As of September 30,
	2008	2007
	US$’000	US$’000

Personal guarantees issued by related parties	13,858	2,660
Corporate guarantees issued by unrelated parties	30,922	21,434

The weighted average annual interest rates of the short-term bank loans were 6.41% and 7.15% as of September 30, 2008 and 2007 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

11.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(ii)	Bills financing

Bills financing represent amounts due to various banks which are repayable within six months from the date of issue. The bills are secured by restricted bank balances and other financial assets of the Company with carrying values as follows:

		As of September 30,
		2008	2007
	Note	US$’000	US$’000

Restricted bank balances	6	7,367	10,043
Other financial assets	7	2,918	-

		10,285	10,043

The weighted average annual interest rates of the bills financing were 5.69% and 6.01% as of September 30, 2008 and 2007 respectively.

(b)	Long-term interest-bearing loans

Long-term interest-bearing loans are secured by machineries with net book values of US$3,929,000 and US$3,121,000 as of September 30, 2008 and 2007, respectively, and guaranteed by a third party and certain related parties.

The long-term interest-bearing loans are repayable as follows:

	As of September 30,
	2008	2007
	US$’000	US$’000

Not exceeding 1 year	3,068	2,203
More than 1 year but not exceeding 5 years	6,093	3,035

	9,161	5,238
Portion classified as current liabilities	(3,068)	(2,203)

Long-term portion	6,093	3,035

The weighted average annual interest rates of the long-term interest-bearings loans were 6.81% and 7.39% as of September 30, 2008 and 2007 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

12.	GOVERNMENT SUBSIDIES

During the year ended September 30, 2008 and 2007, the Company was granted and received government subsidies of approximately US$87,000 and US$971,000 respectively. The approved subsidies were dedicated for the use of acquiring plant and machineries for the production of power saving lighting products. During the year ended September 30, 2008 and 2007, government subsidies equivalent to US$595,000 and US$416,000 were utilized for the additions of property, plant and equipment respectively.

13.	DISTRIBUTION OF INCOME

As stipulated by the relevant laws and regulations for sino-foreign joint enterprises in the PRC, the PRC Subsidiaries are required to maintain certain statutory reserves, which include a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The statutory reserves are to be appropriated from statutory net income as stipulated by statute or by the board of directors of respective subsidiaries and recorded as a component of stockholders' equity.

However, upon completion of the Reorganization as detailed in Note 1, all PRC Subsidiaries became wholly owned foreign-invested enterprises when all of their equity interest were acquired by CH International and are required by relevant laws and regulation to transfer at least 10% of their after tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of the PRC Subsidiaries’ registered capital.

For the year ended September 30, 2008 and 2007, the Company transferred US$512,000 and US$218,000 to the statutory surplus reserve respectively.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of the PRC Subsidiaries.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

14.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Existing relationships with CH Lighting

Mr. Zhao	Director and controlling stockholder of CH Lighting

Ms. Gan Cai Ying (“Ms. Gan”)	Director of CH Lighting and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

*	These are direct translation of names in Chinese for identification purpose only and are not official names in English.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:

	As of September 30,
	2008	2007
	US$’000	US$’000
Due from related parties:
Ms. Gan	636	1,846
CH Childcare	154	277
Hecheng	-	140
Henghui	26,352	917
Yingbao Childcare	7,360	703

	34,502	3,883

The amounts due from related parties represent unsecured advances which are interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at 1-3 Years Lending Rate offered by the People Bank of China plus 0.5% per annum. Interest shall be paid annually. The Company plans to collect the outstanding amounts as of September 30, 2008 gradually within two years. The estimated amount to be collected after one year is approximately US$27,444,000.

	As of September 30,
	2008	2007
	US$’000	US$’000
Due to related parties:
Mr. Zhao	3,203	4,503
SX Umbrella	25	8
Hecheng	398	9
Yingbao Childcare	-	3,020

	3,626	7,540

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

		As of September 30,
		2008	2007
		US$’000	US$’000
Mr. Zhao and Ms. Gan	Guarantee of short-term bank loans borrowed by the Company	2,022	2,660

Henghui	Pledged of the Company’s bank balances for banking facilities granted	4,376	2,660
	Guarantee of short-term bank loans borrowed the Company	2,917	-

Yingbao Childcare	Guarantee of long-term interest-bearing loans borrowed by the Company	3,325	3,991

Henghui	Interest income received	59	300
	Interest expenses paid	-	21

SX Umbrella	Rental expenses paid	14	13

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain staff quarters and office premises under non-cancelable operating leases. Rental expenses under operating leases for the year ended September 30, 2008 and 2007 were US$50,000 and US$35,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007
	US$’000	US$’000

Within one year	21	36
One to two years	15	13
Two to three years	15	13
Three to four years	15	13
Four to five years	15	13
Over five years	3	41

Total	84	129

(b)	Capital commitments

As of September 30, 2008 and 2007, the Company had capital expenditure commitments for construction projects and purchase of machinery of approximately US$3,343,000 and US$817,000 respectively.

(c)	Contingencies

As of September 30, 2008 and 2007, the Company had provided corporate guarantees of approximately US$5,106,000 and US$6,066,000, respectively, for revolving bank loans and notes drawn by unrelated company incorporated in the PRC (“Company A”):

The guarantee for Company A arose from the mutual negotiation between Zhejiang CH and Company A. Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank facilities of Zhejiang CH. The guarantee was for bank loans and notes drawn by Company A and will be terminated upon mutual agreements between Zhejiang CH and Company A. If Company A defaults on the repayment of its bank loans or notes when they fall due, Zhejiang CH is required to repay the outstanding balance. There is no recourse or collateralization provision in the guarantee. As of September 30, 2008, the guarantee provided for the bank loans and notes drawn by Company A was approximately RMB35,000,000 or US$5,106,000 (2007: RMB45,600,000 or US$6,066,000), which is also the maximum potential amount of future payments under the guarantee as of September 30, 2008 and 2007.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies (Continued)

However, default by Company A is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee recognized as of September 30, 2008 and 2007.

16.	SEGMENT INFORMATION

During the years ended September 30, 2008 and 2007, revenue of the Company represented net sales of lighting source and lighting electronics products. No financial information by business segment is presented.

The table below summarizes the customer base by geographic region:

	Year ended September 30,
	2008	2007
	US$’000	US$’000

China, including Hong Kong	55,410	13,077
Middle East	13,251	6,048
Korea	9,008	2,156
Europe	7,647	7,159
United State	1,212	1,090
Africa	656	354
South America	73	21
Others	3,607	2,474

Total	90,864	32,379

Revenue is attributed to countries based on location of customer.

All long-lived assets are located at China, including Hong Kong.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Consolidated Financial Statements
Years ended September 30, 2008 and 2007

17.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT

On June 15, 2008, Mr. Zhao and certain key management personnel of CH Lighting (the “Employees”) entered into share purchase and re-purchase agreements (the “Stock-Based Employee Compensation Agreements”, which enable those key management personnel to acquire 470 shares (4.7%) of the issued and outstanding common stocks of KEG (the “Award Stocks”) at its face value from Mr. Zhao. Pursuant to the Stock-based Employee Compensation Agreements, 125 Award Stocks have been fully vested immediately and the remaining 345 Award Stocks will be vested on each anniversary date of the original grant on a pro rata basis over 5 years until all awards are vested (the “Vesting Period”). If the Employees are unable to remain in office during the Vesting Period, Mr. Zhao is entitled to re-purchase the unvested Award Stocks at their original face value.

Compensation expense attributed to the Stock-Based Employee Compensation Agreements is based on the fair value of the Award Stocks on the granted date. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award stock. Fair value of stock awards is determined using a Direct Comparison Method under Market Approach which assumes sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. The fair value of the Award Stocks of US$7,700 per award stock was determined by the management with reference to a valuation report prepared by an independent firm of qualified professional valuers not connected to the Company which has appropriate qualifications and recent experience in the valuation of similar instruments, with the following inputs to the valuation model:

Market Comparable Indicator	Multiple index	Marketability discount factor
Revenue	3	40%
Income before interest, tax, depreciation and amortization	13	40%
Income before interest and tax	16	40%
Net income	11	40%
Net book value	2	40%

As of September 30, 2008, 125 Award Stocks were fully vested, 25 Award Stocks had lapsed upon resignation of a key management personnel and 320 Award Stocks were outstanding and unvested. Therefore, stock-based employee compensation expense of US$962,000 has been recognized as a general and administrative expense with a corresponding credit to additional paid-in capital.

The Stock-Based Employee Compensation Agreements were implemented to help the Company in attracting, retaining and rewarding superior personnel for the positions of substantial responsibility and to provide the key management personnel with an additional incentive to contribute to the success of the Company.

18.	APPROVAL OF FINANCIAL STATEMENTS

The consolidated financial statements were approved by the board of directors on December 29, 2008.