Form 10-Q
period 2008-12-31
CH LIGHTING INTERNATIONAL CORP
filed 2009-02-17
CIK 1110396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-32161

CH LIGHTING INTERATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3828148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

658 Hongyan Road, Economic Development Zone, Shangyu City, Zhejiang Province,
The People’s Republic of China 312300

(Address of principal executive offices)

(011) 86 575 8212 7538
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2009, the registrant had 120,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	F-i

ITEM 1. FINANCIAL STATEMENTS	F-i

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4. CONTROLS AND PROCEDURES	12

PART II OTHER INFORMATION	13

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 1A. RISK FACTORS	13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

SIGNATURES	15

EXHIBIT 31.1	31.1-1

EXHIBIT 31.2	31.2-1

EXHIBIT 32.1	32.1-1

EXHIBIT 32.2	32.2-1

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 – F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5 – F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7 – F-19

F-i

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended December 31, 2008

		Three months ended December 31,
		2008	2007
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		16,664	21,859

Cost of sales		(10,987)	(14,953)

Gross income		5,677	6,906

Operating expenses:
Selling, marketing and distribution expenses		(1,854)	(645)
General and administrative expenses		(1,227)	(861)

Operating income		2,596	5,400

Government subsidy income	3	1,718	148
Other income		10	24
Interest income		1,243	141
Interest expense		(1,088)	(853)

Income before income taxes and minority interests		4,479	4,860

Income taxes expenses	5	(568)	(702)
Minority interests		-	-

Net income		3,911	4,158

Other comprehensive income

Foreign currency translation adjustment		3	363

Comprehensive income		3,914	4,521

Earnings per share	4

	Shares	Shares
Weighted average number of common stocks outstanding, basic and diluted	120,000,000	93,000,000

	US$	US$
Net income per share of common stock outstanding, basic and diluted	0.03	0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008

				(Audited)
			As of December 31, 2008	As of September 30, 2008
	Note		US$’000	US$’000

ASSETS

Current assets:

Cash and cash equivalents			2,583	3,154
Restricted bank balances	6		32,331	16,314
Other financial assets			-	2,918
Accounts receivable, net	7		16,367	18,871
Other receivables			4,958	4,093
Prepayments			1,668	2,724
Due from related parties, current portion	12	(b)	11,390	7,058
Inventories, net	8		16,007	15,303

Total current assets			85,304	70,435

Long-term land lease prepayments, net			878	887
Property, plant and equipment, net	9		16,684	16,318
Due from related parties, long-term portion	12	(b)	21,612	27,444

Total assets			124,478	115,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable			20,508	22,135
Notes payable			1,740	4,519
Accrued expenses and other liabilities			2,779	1,024
Customer deposits			2,921	3,291
Due to related parties	12	(b)	95	3,626
Income taxes payable			611	376
Short-term bank borrowings	10	(a)	63,112	50,849
Current portion of long-term interest-bearing loans, secured	10	(b)	3,003	3,068

Total current liabilities			94,769	88,888

Long-term interest-bearing loans, secured	10	(b)	5,363	6,093
Government subsidies			90	96
Deferred tax liabilities			1,023	688

			101,245	95,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008

			(Audited)
		As of December 31, 2008	As of September 30, 2008
	Note	US$’000	US$’000

Minority interests		66	66

Commitments and contingencies	13	-	-

Stockholders’ equity:

Preferred stock, US$0.01 par value: 5,000,000 shares authorized, no share issued		-	-
Common stock, US$0.001 par value: 500,000,000 shares authorized as of December 31, 2008 and September 30, 2008
120,000,000 shares issued and outstanding as of December 31, 2008 and September 30, 2008		120	120
Additional paid-in capital		962	962
Statutory reserves		833	740
Accumulated other comprehensive income		2,127	2,124
Retained earnings		19,125	15,307

Total stockholders’ equity		23,167	19,253

Total liabilities and stockholders’ equity		124,478	115,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the three months ended December 31, 2008

	Preferred stock issued		Common stock issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated other compre- hensive income	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of September 30, 2008 and October 1, 2008	-	-	120,000,000	120	962	740	2,124	15,307	19,253
Net income	-	-	-	-	-	-	-	3,911	3,911
Transfers to statutory reserves	-	-	-	-	-	93	-	(93)	-
Foreign currency translation adjustment	-	-	-	-	-	-	3	-	3

Balance as of December 31, 2008	-	-	120,000,000	120	962	833	2,127	19,125	23,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2008

	Three months ended December 31,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	3,911	4,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	379	253
Amortization of long-term land lease prepayments	9	9
Recognition of government subsidies	(6)	(570)
Accrued interest income	(1,000)	-
Exchange differences	-	81
Deferred taxation	334	118
Changes in operating assets and liabilities:
Accounts receivable, net	2,506	(11,448)
Other receivables	(864)	2,710
Prepayments	1,056	571
Inventories, net	(702)	6,194
Accounts payable	(1,630)	(381)
Notes payable	(2,780)	48
Accrued expenses and other accrued liabilities	1,755	618
Customer deposits	(370)	3,473
Taxes payable	234	593

Net cash provided by operating activities	2,832	6,427

Cash flows from investing activities

Purchase of property, plant and equipment	(743)	(1,896)
Investment in restricted bank balances, net	(16,015)	7,451
Advance to related parties, net	(1,026)	-

Net cash (used in) provided by investing activities	(17,784)	5,555

Cash flows from financing activities

Movements in current accounts with related parties, net	-	(8,875)
Proceeds from short-term bank loans	8,564	2,738
Repayment of short-term bank loans	(11,190)	(2,738)
Proceeds from (Repayment of) bills financing, net	17,801	(5,065)
Repayment of long-term interest-bearing loans	(796)	(257)

Net cash provided by (used in) financing activities	14,379	(14,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2008

	Three months ended December 31,
	2008	2007
	US$’000	US$’000

Net decrease in cash and cash equivalents	(573)	(2,215)

Cash and cash equivalents, at beginning of period	3,154	5,340
Effect on exchange rate changes	2	134

Cash and cash equivalents, at end of the period	2,583	3,259

Supplemental disclosure of cash flow information
Interest received	243	141
Interest paid	1,088	853
Tax paid	-	-

Non-cash investing activities
Accrued interest income from related parties	1,000	-

Non-cash financing activities
Settlement of bills financing with other financial assets	2,918	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

CH Lighting International Corporation (“CH Lighting”), formerly known as Sino-Biotics, Inc., was incorporated on July 6, 2005 under the laws of the State of Delaware, and adopted its existing name effective on August 25, 2008. It’s common stocks are currently trading on the Over-The-Counter Bulletin Board (“OTCBB”) of NASDAQ under the symbol “CHHN”.

CH Lighting is a holding company with no operations. The principal activities of its subsidiaries (together with CH Lighting, collectively referred as to “the Company”) are the manufacture and sale of lighting source products and lighting electronic products and investment holding.

Details of CH Lighting’s subsidiaries as of December 31, 2008 are as follows:

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

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

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

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, CH International and other subsidiaries (collectively referred to as the “CH International Group”) underwent a reorganization (“Reorganization”) prior to the consummation of the Share Exchange Transaction.

Since the ultimate beneficial owner of the companies comprising the CH International Group was, all the time prior to the completion of the Reorganization, Mr. Zhao Guo Song (‘Mr. Zhao”), the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The unaudited condensed consolidated financial statements of the Company have been prepared by the management pursuant to the accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the management believes that the disclosure made are adequate to make the information not misleading.

To prepare the financial statements in conformity with GAAP, the management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In the opinion of the management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and September 30, 2008, the results of operations and cash flows for the three months ended December 31, 2008 and 2007.

The results of operations and cash flows for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the operating results and cash flows to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form-10K for the year ended September 30, 2008 filed on December 29, 2008.

Basis of consolidation
The unaudited condensed consolidated financial statements include the financial information of CH Lighting and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Recently issued accounting pronouncements
There are no new accounting pronouncements for which adoption are expected to have a material effect on the Company’s financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

3.	GOVERNMENT SUBSIDY INCOME

During the three months ended December 31, 2008 and 2007, the Company was granted and received government subsidies of approximately US$1,718,000 and US$148,000 respectively. The subsidy received was recognized as income because no specific condition was attached to the grant.

4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended December 31, 2008 and 2007.

5.	INCOME TAXES

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) issued by the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2008, the Company has identified the jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns are Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended December 31, 2008 and 2007, no interest or penalties were recorded.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

5.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses comprise of the following:

	Three months ended December 31,
	2008	2007

	US$’000	US$’000

Current taxes arising in Hong Kong and the PRC:
For the period	234	584

Deferred taxes arising in Hong Kong and the PRC:
For the period	334	118

	568	702

(b)
Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% and 33% for the three months ended December 31, 2008 and 2007 respectively is as follows:

	Three months ended December 31,
	2008	2007

	US$’000	US$’000

Expected income tax expenses	1,120	1,604

Difference in tax rates in the countries that the Company operates	-	2

Effect on tax incentives / holiday	(707)	(969)

Tax-exempted / Non-deductible items	(190)	65

Withholding tax	345	-

Income tax expenses	568	702

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

6.	RESTRICTED BANK BALANCES

Restricted bank balances as of December 31, 2008 and September 30, 2008 represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial institutions as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Notes payable	1,740	4,519
Bills financing	26,189	7,367
Banking facilities granted to a related party	4,402	4,428

	32,331	16,314

7.	ACCOUNTS RECEIVABLES, NET

Accounts receivable are presented net of an allowance for doubtful accounts of US$468,000 and US$337,000 as of December 31, 2008 and September 30, 2008 respectively.

8.           INVENTORIES, NET

Inventories consisted of the followings:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Raw materials	3,726	3,397
Work-in-progress and semi-finished goods	2,651	2,277
Finished goods	9,630	9,629

	16,007	15,303

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Buildings	6,874	6,869
Plant and machinery	10,835	9,729
Motor vehicles	1,000	1,000
Furniture, fixtures and office equipment	1,169	1,167
Construction-in-progress	2,181	2,548

	22,059	21,313
Accumulated depreciation	(5,375)	(4,995)

	16,684	16,318

10.	BANK BORROWINGS AND OTHER LOANS

Bank borrowings and other loans comprise of the followings:

	Note	As of December 31, 2008	(Audited) As of September 30, 2008
		US$’000	US$’000

Short-term bank borrowings	10(a)	63,112	50,849
Long-term interest-bearing loans	10(b)	8,366	9,161

		71,478	60,010

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings

Short-term bank borrowings comprise of the followings:

	Note	As of December 31, 2008	(Audited) As of September 30, 2008
		US$’000	US$’000

Short-term bank loans	10(a)(i)	34,734	38,814
Bills financing	10(a)(ii)	28,378	12,035

		63,112	50,849

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by land use rights and buildings of the Company with carrying values as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Land use rights	878	887
Buildings	5,561	5,640

	6,439	6,527

Various parties have also issued guarantees against these short-term bank loans as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Personal guarantees issued by related parties	1,459	13,858
Corporate guarantees issued by unrelated parties	28,139	30,922

The weighted average annual interest rates of the short-term bank loans were 6.90% and 6.41% as of December 31, 2008 and September 30, 2008 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings (Continued)

(ii)	Bills financing

Bills financing represent amounts due to various banks which are repayable within six months from the date of issue. The bills are secured by restricted bank balances and other financial assets of the Company with carrying values as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Restricted bank balances	26,189	7,367
Other financial assets	-	2,918

	26,189	10,285

The weighted average annual interest rates of the bills financing were 2.44% and 5.69% as of December 31, 2008 and September 30, 2008 respectively.

(b)	Long-term interest-bearing loans

Long-term interest-bearing loans are secured by machineries with net book values of US$3,848,000 and US$3,929,000 as of December 31, 2008 and September 30, 2008, respectively, and guaranteed by a third party and certain related parties.

The long-term interest-bearing loans are repayable as follows:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Not exceeding 1 year	3,003	3,068
More than 1 year but not exceeding 5 years	5,363	6,093

	8,366	9,161
Portion classified as current liabilities	(3,003)	(3,068)

Long-term portion	5,363	6,093

The weighted average annual interest rates of the long-term interest-bearings loans were 6.69% and 6.81% as of December 31, 2008 and September 30, 2008 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

11.         FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted bank balances, other financial assets, accounts receivable/payable, other receivables/payables, prepayments, notes payable, accrued expenses and other liabilities, customer deposits, amount due from/to related parties and bank borrowings and other loans. The management has estimated that the carrying amount of those current financial instruments approximates their fair value due to their short-term nature. The fair value of those non-current financial instruments, as estimated based on the current rates offered to the Company for debt of similar terms and maturities, was not materially different from their carrying value as of December 31, 2008 and September 30, 2008.

12.         RELATED PARTY BALANCES

(a)	Names and relationship of related parties:

Existing relationships with the Company

Mr. Zhao	Director and controlling stockholder of CH Lighting

Ms. Gan Cai Ying (“Ms. Gan”)	Director of CH Lighting and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

*	These are direct translation of names in Chinese for identification purpose only and are not official names in English.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

12.          RELATED PARTY BALANCES (CONTINUED)

(b)           Summary of balances with related parties:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000
Due from related parties:
Ms. Gan	338	636
CH Childcare	154	154
Henghui	25,136	26,352
Yingbao Childcare	7,374	7,360

	33,002	34,502

The amounts due from related parties represent unsecured advances which were interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at 1-3 Years Lending Rate offered by the People’s Bank of China plus 0.5% per annum. Interest shall be paid annually. During the three months ended December 31, 2008, interest income of US$1,000,000 was recognized in the unaudited condensed consolidated statements of operations and comprehensive income. The Company plans to collect the outstanding amounts as of December 31, 2008 gradually within two years. The estimated amount to be collected after one year is approximately US$21,612,000 (September 30, 2008: US$27,444,000).

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000
Due to related parties:
Mr. Zhao	-	3,203
SX Umbrella	25	25
Hecheng	70	398

	95	3,626

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

13.          COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2008 and September 30, 2008:

	As of December 31, 2008	(Audited) As of September 30, 2008
	US$’000	US$’000

Within one year	15	21
One to two years	15	15
Two to three years	15	15
Three to four years	15	15
Four to five years	15	15
Over five years	-	3

Total	75	84

(b)	Capital commitments

As of December 31, 2008 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchase of machinery of approximately US$3,770,000 and US$3,343,000 respectively.

(c)	Contingencies

As of December 31, 2008 and September 30, 2008, the Company had provided corporate guarantees of approximately US$4,377,000 and US$5,106,000, respectively, for revolving bank loans and notes drawn by unrelated company incorporated in the PRC (“Company A”).

The guarantee for Company A arose from the mutual negotiation between Zhejiang CH and Company A. Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank facilities of Zhejiang CH. The guarantee was for bank loans and notes drawn by Company A and will be terminated upon mutual agreements between Zhejiang CH and Company A. If Company A defaults on the repayment of its bank loans or notes when they fall due, Zhejiang CH is required to repay the outstanding balance. There is no recourse or collateralization provision in the guarantee. As of December 31, 2008, the guarantee provided for the bank loans and notes drawn by Company A was approximately RMB30,000,000 or US$4,377,000 or US$0.04 per share of common stock outstanding (September 30, 2008: RMB35,000,000 or US$5,106,000 or US$ 0.05 per share of common stock outstanding), which is also the maximum potential amount of future payments under the guarantee as of December 31, 2008 and September 30, 2008.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended December 31, 2008

13.         COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies (Continued)

However, default by Company A is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee recognized as of December 31, 2008 and September 30, 2008.

14.         RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income as and when the related employee services are provided. Retirement plan costs were US$42,004 and US$51,629 for the three months ended December 31, 2008 and 2007 respectively.

15.         SEGMENT INFORMATION

For the three months ended December 31, 2008 and 2007, revenue of the Company represented net sales of lighting source and lighting electronics products. No financial information by business segment is presented.

The table below summarizes the customer base by geographic region:

	Three months ended December 31,
	2008	2007
	US$’000	US$’000

China, including Hong Kong	9,387	14,819
Middle East	3,503	1,812
Korea	835	2,636
Europe	2,354	1,249
United States	76	212
Africa	-	187
Others	509	944

Total	16,664	21,859

Revenue is attributed to countries based on location of customer.

All long-lived assets are located in China, including Hong Kong.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of our financial condition and results of operations of CH Lighting International Corporation (the “Company”) is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Prior Operations of the Company

The Company’s predecessor, Innovative Coatings, a Georgia corporation, ceased operations in June 2003.  On August 1, 2003, ICC Holdings Corp. was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems was formed as a wholly-owned subsidiary of ICC Holdings Corp. and ICC Merger Corp. was formed as a wholly-owned subsidiary of Instachem Systems.  On August 11, 2003, ICC Holdings Corp. merged with its parent company, Innovative Coatings, to change its State of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger Corp. bought ICC Holdings Corp. A new corporation with ownership unrelated to the above, Sino-Biotics, Inc. was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger Corp. to an individual for $500.  On July 19, 2005, Sino-Biotics, Inc. bought Instachem Systems. As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005.

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

            From its inception through the closing of the Exchange, the Company has had no operations. Prior to the Exchange, the Company was considered a “blank check” company with US$500 in assets and a net loss of approximately US$80,227 for the fiscal year ending September 30, 2007.  As of March 31, 2008, the Company had approximately US$21,900 in liabilities. As of July 16, 2008, the Company did not have any liabilities.

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

Summary of Current Business of the Company

The Company is dedicated to developing, manufacturing and selling healthy, energy-efficient, environmentally-friendly (green) and innovative high-end products and relevant services in the fluorescent lighting field. The Company offers ten (10) series and over 1,000 types of products, including “special light” sources, “general light” sources and luminaires for the home and for businesses (office buildings), and lighting electronics. The Company is one of the leading producers in China’s “special light” market, including product innovation, specification and sales. Currently, the Company has the most product series collected in the “Government Purchasing List of Energy-Saving Products” in China (a list of compulsory purchase items by which the Chinese government enforces the procurement of energy-efficient products by departments and local authorities).

The volume of production and sales of linear fluorescent lamps amounted to 1.2 billion and 1.5 billion in China in 2006 and 2007, respectively, however there are only fifteen (15) enterprises (including the Company) whose annual volume of production and sales of linear fluorescent lamps exceeded 1 billion and 1.04 billion in 2006 and 2007, respectively. In 2006, the Company accounted for eight percent (8%) of the market share of China’s linear fluorescent lamp market, ranking third among total linear fluorescent lamp manufacturers in China, and according to the China Association of Lighting Industry, the Company’s T5 fluorescent lamp model was and currently is the best selling product in the Chinese market.

The Company has three (3) major production facilities: CH Lighting PRC, CH Lamps and CH Technology, collectively covering 62,000 m2, with floor area of 70,000m2, having fifteen (15) automatic light source production lines, capable of producing 120 million light sources and 17 million sets of luminaires annually.

The Company has also established a Special Light Source Research Center in 2003 and a Light Source and Fitting Inspection and Development Laboratory in January 2008, of which the latter has been declared a state-accredited laboratory. Furthermore, the Company employs an external consulting team composed of over 21 professors and experts in the industry. The Company has 132 patents (including 25 patents pending) and is a participant as well as contributor to various China Lighting Industry Standards.

The Company has 32 established offices in China and has cooperative agreements with over 200 distributors in the Chinese market and over 300 foreign customers in the international market. The Company has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets, and is currently in the process of establishing agents in the United States.

Description of Company Business Segments

The Company is dedicated to developing, manufacturing and selling healthy, energy-saving, green and innovative high-end products and relevant services in the fluorescent lighting field. Many of our products lead the Chinese market in terms of quality, as do our services relating to environmental protection. We primarily generate revenues through the sale of our products to third parties, and to a certain extent, our sales are seasonal, with the first calendar quarter being the low season in light of the Chinese new year festivities and the fourth calendar quarter being our peak season.

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

Our revenues from the sale of our products were US$14,047,000 for fiscal year 2005 (100% of all revenues), US$15,225,000 for fiscal year 2006 (100% of all revenues), US$32,379,000 for fiscal year 2007 (100% of all revenues) and US$90,864,000 for fiscal year 2008 (100% of all revenues). A list of our products and services can be found in our Annual Report on Form 10-K as filed with the SEC on December 29, 2008 and at our website at http://chlighting.com.

Enterprise Marketing Strategy and Methods of Distribution

Domestic Marketing Strategy

The Company owns patents for special lighting lamps, and currently holds a leading position in the Chinese domestic market. The Company’s sale of products has yielded positive results since 2006 when it entered the China market. Set forth below are some key features of the Company’s domestic marketing strategy:

•
Building/Training Sales Team. The Company plans to strengthen and build its sales team and establish incentives for competitive marketing with internal sales competitions and a rotational training program to accelerate training of a modern sales team of professional competence. Apart from day-to-day sales training, the Company’s domestic marketing center holds Marketing Training Camp, hiring renowned teachers from Beijing and other places throughout the country to provide training courses to build a cohesive, creative, strong team with effective marketing skills.

•
Expansion of Sales Network. The Company plans to continue to expand domestic market share and improve points of sales. At present, it has set up 32 offices and has relationships with more than 200 distributors.

•
Energy Savings and Emission Reduction. The Company plans to participate actively in government projects of replacement and procurement for green lighting, group procurement of enterprises and institutions and major projects bidding. The Company plans to establish contacts with provincial and municipal governments to promote its energy-saving products. Through the Company’s implementation of a corresponding discount policy, the Company plans to increase the intensity of cultivation in the market, making the design and concepts of its products fully recognized by channel partners, consumer groups and lighting designers. At the same time, consistent with national policies of energy-savings and emission reduction, the Company shall fully utilize its advantage of advanced lighting technology to enhance development with innovative lighting design, to provide complimentary products and to accelerate the upgrading of products. The Company plans to continue to maintain extensive cooperation with key branded enterprises to ensure the growing orders of old customer and to develop new customers.

•
Strengthen Brand Promotion. The Company plans to continue to collaborate with various media sources to promote its brand. It has established strategic cooperation with CCTV2 (China Television) and with the print media as well as large-scale outdoor advertising on the Shanghai-Hangzhou and Hangzhoum - Ningbo Expressways. The Company also plans to continue to maintain its professional website (http://chlighting.com), search engines and exhibitions in China and abroad to develop new customer groups. Furthermore, the Company plans to continue to employ the top products planning corporation in China (Guangzhou Zhonghe Jiuding Planning Company) as the Company’s products promotion planning consultant.

International Marketing Strategy

•
Participating in International Lighting Fair. The Company currently participates in more than 10 exhibitions abroad annually, such as international lighting fairs in Hong Kong, Frankfurt, Nuremberg, New York, Las Vegas and Italy and plans to continue to do so. The Company continues to improve its influence and to expand sales in the international market. The purpose of participation in the exhibitions is not only to contact new customers but also to exhibit the strength of the Company and its brand image.

•
International Market District Management. The global market of the Company is divided into several regions, including Europe, America, Asia and the Middle East. There is a sale team responsible for the promotion of our products and negotiation of the business arrangements in each regional market. The Company plans to adopt specific strategies and practices for each of the regional markets.

•
Brand Enterprise (Manufacturer) Cooperation. There are two (2) methods employed with respect to the manufacturing of our products. The first is “ODM”, whereby the structure, appearance and technical aspects of our products are developed and designed by the Company, however after the completion of their development such products are sold with the trademark of certain clients after the production. These products are usually mass produced in accordance with the placement of orders by such clients. The other method is “OEM”, whereby our products are made in connection in cooperation with certain third party enterprises such as GE Lighting, Sylvania, and other large multinational groups. For example, our plant growth lamp co-developed by the Company and Huazhong Agricultural University and is sold in Europe, America and Australia. We have established cooperation with a number of large enterprises like Interpet, Arcardia of Britain, Croci SpA of Italy, PENN-PLAX and SUNPARK of United States, AVK LIGHTING of Australia and Narva of Germany to develop the global market of plant growth lamps.

Product Sales Strategy (Domestic and International Sales)

Domestic Sales through Distributors

The Company entered into the high-tech domestic Chinese lighting market in 2006. Currently, 32 offices have been set up in China, forming a three-level sales network in counties, cities and provinces, with point-of-sale locations across the country, which contributes toward an efficient marketing system. Each office is responsible for providing professional services to its local dealers and consumers. The Company has implemented a regional distribution system in the Chinese domestic market, establishing long-term cooperative relationships with approximately 200 distributors. The Company builds up composite-end sales channels including franchise stores, lighting centers and counters to increase its market competitiveness.

International Sales through Distributors

The Company also implements its distribution system in the international market. In the Middle East, the Company has a regional agent in Saudi Arabia that is solely responsible for the promotion in the local market of the Middle East. In the European market, the Company has a regional agent in Belgium who is in charge of the regional marketing. The Group has also set up a branch in Hong Kong to take the responsibility of marketing business in Asia-Pacific region.

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

Since the Company offers energy-saving lighting products such as the “Power-Saving Treasure”, we believe that we have the competitive edge in the replacement market and the marketing model of “contract energy management” (as described below). The participation and engagement of the Company in energy-saving lighting rebuilding (and replacement) projects is an important growth point for the development of the Company. The Company has already begun to provide replacement services for users which gained high evaluation and high reputation in the field of energy-saving lighting from 2005 to 2007. Typical users include the following:

•
Government Offices. In October 2007, the Company was the first domestic enterprise appointed by Zhongnanhai (General Office of the State Council) to rebuild energy-saving lighting systems at the central and state organs held by the Government Offices Administration of the State Council. The first group of users include: Zhongnanhai (General Office of the State Council), the Ministry of Finance, Ministry of Commerce, Ministry of Information Industry, State General Administration of Quality Supervision and Inspection, State Administration of Work Safety Supervision, Ministry of Supervision, the State Tourism Administration, the State Meteorological Administration, the Chinese Academy of Sciences, the Chinese Academy of Social Sciences, the Legal Affairs Office of the State Council, the State Bureau for Letters and Calls and the China Law Society.

•
Green Lighting Procurement Projects. Recently, the Ministry of Finance and the State Development and Reform Commission jointly held the "National Project to Promote Efficient Lighting Products Tender" whereby more than 30 well-known enterprises bid for projects and the Company won several bids for projects, including the Green Lighting Procurement Project of Central Government Departments under the CPC Central Committee.

•
Primary and Secondary Schools. In 2006, in the energy-saving lighting rebuilding project of Beijing’s primary and secondary schools, organized by the Beijing Municipal Development and Reform Commission, with participation of global branded enterprises Philips, Matsushita and others, The Company’s products achieved the top integrated score among the three most successful enterprises (the Company, Philips, Matsushita). The Company’s products were used in the implementation of energy-saving lighting rebuilding in more than 300 primary and secondary schools in the Changping, Huairou, Shunyi and Mentougou Districts of Beijing.

•
Universities and Other Enterprises. The Company is and plans to continue competing for rebuilding (and hence, replacing) projects of energy-saving lighting projects in universities and other enterprises. For example, the Company has won projects and has sold products to the Visual Arts College of Fudan University, the Ningbo Wanli International Aristocratic School, the Chengdu Institute of Technology, Foxconn (Suzhou) Co., Ltd. and Suning Appliance Chain Store (Suzhou) Co., Ltd.

Domestic Direct Sales

The Company is one of the key suppliers to the Chinese government of lighting products. The government procurement market is an important part of development of the Company's business, and it has been very successful in such endeavors. For example, the Company is the only enterprise in the Chinese lighting industry that was awarded the China Energy-Saving Contribution Award for two (2) consecutive years. It has the largest number of series of products on the state list of energy-saving products in government procurement out of all lighting enterprises, and is the main company participating in the national efficient lighting products promotion project. At the same time, the quality for the major products obtained State Inspection-free Qualification in China.

The Company has a leading position in product technology, quality, types, energy saving and environmental protection. The Company has won national key projects of government procurement of rebuilding energy-saving lighting systems.  Additionally, it has won the bidding of major national projects, including:

•
Beijing Olympic Project. Olympic Park National Conference Center: National Conference Centre is the main press centre and international broadcast centre of 2008 Beijing Olympic Games. In November 2007, when the Olympic Park National Conference Center invited lighting brands in China and abroad to tender bids, the Company won the first score.

•	Olympic Fire Command Center. The Company won the bid for Beijing lighting systems at the Olympic Fire Command Center.

•
Construction of Infrastructure Projects. The Company has also won projects in public infrastructure such as the lighting system project of Beijing Subway Line 5, the lighting systems project of the People's Square in Shanghai’s subway system. At the same time, the Company has also won projects for offices, hotels, hospitals and other projects to provide lighting products and services.

International Direct Sales

Through ten (10) years of hard work, the Company’s products have obtained critical certifications in a number of countries (such as the EU's CE, TUV and GS, UL in the United States, South Korea’s KS and Saudi Arabia’s SASO) which has enabled the Company to create good conditions for ODM and OEM production for many large companies in the international market. Through ODM and OEM, the Company's products are sold to major multinational lighting enterprises. The Company plans to use its influence of its brand for self-owned brand sales in the international market and to increase sales for end-users.

Results of Operations

Results of Operations For the Three (3) Months Ended December 31, 2008 Compared To The Three (3) Months Ended December 31, 2007

Net Profit.

For the three month periods ended December 31, 2008 and 2007, the Company realized a net profit of US$3,914,000 and US$4,521,000, respectively.

Revenues.

Revenue for the three month periods ended December 31, 2008 decreased by US$5.2 million, or 23.77%, to US$16.7 million compared to US$21.9 million for the corresponding period in 2007. The decrease occurred as a result of a slow down of government procurement orders after the Olympic Games.

Cost of Sales

Cost of sales for the three month periods ended December 31, 2008 and 2007 were US$10,987,000 and US$14,953,000, respectively, and cost rates were 65.93% and 68.40%, respectively.

Selling Expenses.

Selling expenses for the three month periods ended December 31, 2008 and 2007 were US$1,854,000 and US$645,000, respectively. The increase occurred as a provision for the rebate to the distributors was made for the domestic sales since the three months ended December 31, 2008. No such provision was required in previous periods.

General and Administrative Expenses.

General and administrative expenses for the three month periods ended December 31, 2008 and 2007 were US$1,227,000 and US$861,000, respectively. The increase relates to a provision made for doubtful accounts and for the increase of research and development expenses during the period.

Interest Expense.

Interest expense for the three month periods ended December 31, 2008 and 2007 was US$1,088,000 and US$853,000, respectively.

Liquidity and Capital Resources

As of December 31, 2008, cash and cash equivalents totaled US$2,583,000.  Net cash provided by operating activities and used in investing activities amounted to US$2,832,000 and US$(17,784,000), respectively.  While net cash provided by financing activities amounted to US$14,379,000.  Please see table below:

	December 31, 2008	December 31, 2007
Cash and Cash Equivalents	$2,583,000	$3,259,000
Net Cash provided by Operating Activities	$2,832,000	$6,427,000
Net Cash (used in) provided by Investing activities	$(17,784,000)	$5,555,000
Net Cash provided by (used in) Financing Activities	$14,379,000	$(14,197,000)

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

Operating Activities

China's domestic market is different from the export market in that the Company produces “made to order” products as opposed to the domestic market where the Company prepares a sufficient stock of goods to meet the needs of clients at any time.  Furthermore, the export market requires advance payment of 20% to 80% of the balance due prior to delivery.  On the other hand, the Company offers clients in the domestic market credit lines with usual payment terms equal to 60 days.

	December 31, 2008	December 31, 2007
Changes in operating assets and liabilities	$(795,000)	$2,378,000
Accounts receivables, net	$2,506,000	$(11,448,000)
Inventories, net	$(702,000)	$6,194,000
Prepayment	$1,056,000	$571,000
Other receivables	$(864,000)	$2,710,000
Accounts payable	$(1,630,000)	$(381,000)
Notes payable	$(2,780,000)	$48,000
Accrued expenses and other accrued liabilities	$1,755,000	$618,000
Customer deposits	$(370,000)	$3,473,000
Taxes payable	$234,000	$593,000

Investing Activities

The movements in the Company's investment in restricted bank balances are connected with the movements in bank borrowings.

	December 31, 2008	December 31, 2007
Net cash (used in) provided by investing activities	$(17,784,000)	$5,555,000
Purchase of property, plant and equipment	$(743,000)	$(1,896,000)
Investment in restricted bank balances, net	$(16,015,000)	$7,451,000
Advance to related parties, net	$(1,026,000)	$-

Financing Activities

The Company receives the funds it needs for development mainly through short-term bank borrowings, long-term interest bearing loans from banks and bills financing from related parties through mutual guarantees.

Net cash provided by (used in) financing activities were US$14,379,000 and US$(14,197,000) for the three month periods ended December 31, 2008 and 2007, respectively.

	December 31, 2008	December 31, 2007
Net cash provided by (used in) financing activities	$14,379,000	$(14,197,000)
Movements in current accounts with related parties, net	$-	$(8,875,000)
Proceeds from short-term bank loans	$8,564,000	$2,738,000
Repayment of short-term bank loans	$(11,190,000)	$(2,738,000)
Proceeds from (Repayment of) bills financing, net	$17,801,000	$(5,065,000)
Repayment of long-term interest bearing loans	$(796,000)	$(257,000)

Working Capital

Accounts Receivable, Trade and Allowance for Doubtful Accounts

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers.  The Company had accounts receivable balances of US$16,367,000 at December 31, 2008 and US$18,871,000 at September 30, 2008, a decrease of 13.27%.

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  Management has determined an allowance for doubtful accounts was US$468,000 and US$337,000 at December 31, 2008 and September 30, 2008, respectively.

Other Receivable

The Company had balances of US$4,958,000 at December 31, 2008 and US$4,093,000 at September 30, 2008, an increase of 21.13%. Other receivables mainly represented deposits made to a financial institution in respect of certain finance leases of the Company.

 Prepayment

The Company had prepayment balances of US$1,668,000 at December 31, 2008 and US$2,724,000 at September 30, 2008. A decrease of 38.77% was due to several pre-paid deposits for purchases of raw materials utilized during the period.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method.  Management reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

The Company had balances for inventories of US$16,007,000 at December 31, 2008 and US$15,303,000 at September 30, 2008, an increase of 4.60%.  As of December 31, 2008, the Company had determined that no reserves are necessary.

	December 31, 2008	September 30, 2008
Raw materials	$3,726,000	$3,397,000
Work-in-process goods	$2,651,000	$2,277,000
Finished goods	$9,630,000	$9,629,000
Total:	$16,007,000	$15,303,000

Cash and Cash Equivalents

The Company had cash and cash equivalents of US$2,583,000 at December 31, 2008 and US$3,154,000 at September 30, 2008, a decrease of 18.10%.

Capital Expenditures

The Company had property, plant and equipment (net) equal to US$16,684,000 at December 31, 2008 and US$16,318,000 at September 30, 2008.  Our increase in assets is due to an increase of production capacity.

	December 31, 2008	September 30, 2008
Buildings	$6,874,000	$6,869,000
Plant and machinery	$10,835,000	$9,729,000
Motor vehicles	$1,000,000	$1,000,000
Furniture, fixtures and office equipment	$1,169,000	$1,167,000
Construction in progress	$2,181,000	$2,548,000
Accumulated depreciation	$(5,375,000)	$(4,995,000)
Total:	$16,684,000	$16,318,000

The Company had balances for long-term land lease pre-payments (net) of US$878,000 and US$887,000 at December 31 and September 30, 2008, respectively.

Off-Balance Sheet Arrangements

Financial guarantees

The Company entered into cross financial guarantee contracts with unrelated third parties in the ordinary course of business. The maximum potential amount of future payments under guarantee is as follows:

	December 31, 2008	September 30, 2008
Financial guarantees	$4,377,000	$5,106,000

The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

The long-term interest-bearing loans are repayable as follows:

Long-Term Debt Obligations	December 31, 2008	September 30, 2008
Long-term loans, secured (within one (1) year)	3,003,000	3,068,000
Long-term loans, secured (2–5 years)	$5,363,000	$6,093,000
Total	$8,366,000	$9,161,000

As of December 31, 2008 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchase of machineries of approximately US$3,770,000 and US$3,343,000, respectively.

Purchase Obligations	December 31, 2008	September 30, 2008
Purchase of machineries (Within one (1) year)	$3,770,000	$3,343,000
Total	$3,770,000	$3,343,000

The following table summarizes rental payments under non-cancelable operating leases:

Operating Lease Obligations	December 31, 2008	September 30, 2008
Within one (1) year	$15,000	$21,000
2–3 years	$30,000	$30,000
4–5 years	$30,000	$30,000
Over five (5) years	—	$3,000
Total	$75,000	$84,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 Theft of our Key Technologies Could Have a Material Adverse Effect on the Company’s Business and Development

To avert such risk, the Company uses management measures, such as performance bonuses and other project awards, to maintain the stability of its technical team.  The Company (and its subsidiaries) also have in place confidentiality agreements with certain technical employees to prevent leakage of core technologies.

 ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2008 and the date hereof, there was and is no pending or outstanding material litigation with the Company or with the Group.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Agreement and Plan of Reorganization regarding the merger of Innovative Coatings Corporation with and into ICC Holdings Corp.	Incorporated by reference to Instachem Systems, Inc.’s Current Report as filed with the SEC on August 29, 2003
2.2	Stock Purchase Agreement, by and between David Lennox and Instachem Systems, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.3	Agreement and Plan of Merger between Instachem Systems, Inc. and Sino-Biotics, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.4	Share Exchange Agreement, dated July 16, 2008, by and among Sino-Biotics, Inc., KEG International Limited and CH International Holdings Limited	Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.1	Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.2	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.3	Restated Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.4	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc. dated December 13, 2008 (increase of authorized shares).	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.5	Memorandum and Articles of Association of CH International Holdings Limited	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.6	Amended and Restated Bylaws of CH Lighting International Corporation, effective as of August 25, 2008	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on December 29, 2008

16.1	Auditor Letter, dated August 25, 2008	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on December 29, 2008
21	List of Subsidiaries of CH Lighting International Corporation	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009	By:	/s/ Zhao Guosong
Name: Zhao Guosong
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 17, 2009	By:	/s/ Huang Hsiao-I
Name: Huang Hsiao-I
Its: Chief Financial Officer, Corporate Secretary, Principal Financial and Accounting Officer