Form 10-Q
period 2009-03-31
CH LIGHTING INTERNATIONAL CORP
filed 2009-05-15
CIK 1110396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2009, the registrant had 120,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F-i

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the six months ended March 31, 2009

		Three months ended March 31,		Six months ended March 31,
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:

Net sales to third parties		8,165	15,282	24,829	37,141

Cost of sales		(6,123)	(10,395)	(17,110)	(25,348)

Gross income		2,042	4,887	7,719	11,793

Operating expenses:

Selling, marketing and distribution expenses		(619)	(350)	(2,473)	(995)
General and administrative expenses		(822)	(1,824)	(2,049)	(2,685)

Operating income		601	2,713	3,197	8,113

Government subsidies income	3	223	147	1,941	295
Other income		10	7	20	31
Interest income		610	102	1,853	243
Interest expense		(1,004)	(1,393)	(2,092)	(2,246)

Income before income taxes and minority interests		440	1,576	4,919	6,436

Income taxes expenses	5	36	179	(532)	(523)
Minority interests		-	-	-	-

Net income		476	1,755	4,387	5,913

Other comprehensive income
Foreign currency translation adjustment		34	473	37	836

Comprehensive income		510	2,228	4,424	6,749

Earnings per share	4
		Shares	Shares	Shares	Shares
Weighted average number of common stocks outstanding, basic and diluted		120,000,000	93,000,000	120,000,000	93,000,000

Net income per share of common stock outstanding, basic and diluted		US$ 0.004	US$ 0.019	US$ 0.037	US$ 0.064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2009

			(Audited)
		As of March 31, 2009	As of September 30, 2008
	Note	US$’000	US$’000
ASSETS

Current assets:

Cash and cash equivalents		3,305	3,154
Restricted bank balances	6	39,560	16,314
Other financial assets		-	2,918
Accounts receivable, net	7	15,208	18,871
Other receivables		4,959	4,093
Prepayments		1,905	2,724
Due from related parties, current portion	12(b)	19,440	7,058
Inventories, net	8	15,125	15,303

Total current assets		99,502	70,435

Long-term land lease prepayments, net		869	887
Property, plant and equipment, net	9	17,560	16,318
Due from related parties, long-term portion	12(b)	14,335	27,444

Total assets		132,266	115,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable		17,872	22,135
Notes payable		1,572	4,519
Accrued expenses and other liabilities		1,218	1,024
Customer deposits		2,465	3,291
Due to related parties	12(b)	314	3,626
Income taxes payable		434	376
Short-term bank borrowings	10(a)	75,827	50,849
Current portion of long-term interest-bearing loans, secured	10(b)	2,897	3,068

Total current liabilities		102,599	88,888

Long-term interest-bearing loans, secured	10(b)	4,679	6,093
Government subsidies		91	96
Deferred tax liabilities		1,154	688

		108,523	95,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2009

			(Audited)
		As of March 31, 2009	As of September 30, 2008
	Note	US$’000	US$’000

Minority interests		66	66

Commitments and contingencies	13	-	-

Stockholders’ equity:

Preferred stock, US$0.01 par value:
5,000,000 shares authorized, no share issued		-	-
Common stock, US$0.001 par value:
500,000,000 shares authorized as of March 31, 2009 and September 30, 2008		-	-
120,000,000 shares issued and outstanding as of March 31, 2009 and September 30, 2008		120	120
Additional paid-in capital		962	962
Statutory reserves		871	740
Accumulated other comprehensive income		2,161	2,124
Retained earnings		19,563	15,307

Total stockholders’ equity		23,677	19,253

Total liabilities and stockholders’ equity		132,266	115,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended March 31, 2009

	Preferred stock issued		Common stock issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated other compre- hensive income	Retained earnings	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of September 30, 2008 and October 1, 2008	-	-	120,000,000	120	962	740	2,124	15,307	19,253
Net income	-	-	-	-	-	-	-	4,387	4,387
Transfers to statutory reserves	-	-	-	-	-	131	-	(131)	-
Foreign currency translation adjustment	-	-	-	-	-	-	37	-	37

Balance as of March 31, 2009	-	-	120,000,000	120	962	871	2,161	19,563	23,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2009

	Six months ended March 31,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	4,387	5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	777	578
Amortization of long-term land lease prepayments	19	12
Recognition of government subsidies	(6)	-
Accrued interest income	(1,492)	-
Exchange differences	-	79
Deferred taxation	466	(239)
Changes in operating assets and liabilities:
Accounts receivable, net	3,689	(5,478)
Other receivables	(860)	2,241
Prepayments	824	(1,247)
Inventories, net	198	4,135
Accounts payable	(4,294)	1,684
Notes payable	(2,953)	3,258
Accrued expenses and other accrued liabilities	193	(1,457)
Customer deposits	(831)	169
Taxes payable	57	480

Net cash provided by operating activities	174	10,128

Cash flows from investing activities

Purchase of property, plant and equipment	(1,998)	(1,964)
Investment in restricted bank balances, net	(23,223)	(9,863)
Advance to related parties, net	(1,046)	-

Net cash used in investing activities	(26,267)	(11,827)

Cash flows from financing activities

Advance to related parties, net	-	(13,897)
Capital contribution to a subsidiary by its minority shareholder	-	64
Proceeds from short-term bank loans	21,167	15,795
Repayment of short-term bank loans	(22,837)	(10,104)
Proceeds from bills financing, net	29,506	10,116
Repayment of long-term interest-bearing loans	(1,598)	(886)

Net cash provided by financing activities	26,238	1,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2009

	Six months ended March 31,
	2009	2008
	US$’000	US$’000

Net increase (decrease) in cash and cash equivalents	145	(611)

Cash and cash equivalents, at beginning of period	3,154	5,340
Effect on exchange rate changes	6	326

Cash and cash equivalents, at end of the period	3,305	5,055

Supplemental disclosure of cash flow information
Interest received	361	243
Interest paid	2,092	2,246
Tax paid	-	323

Non-cash investing activities
Accrued interest income from related parties	1,492	-

Non-cash financing activities
Settlement of bills financing with other financial assets	2,918	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

CH Lighting International Corporation (“CH Lighting”), formerly known as Sino-Biotics, Inc., was incorporated on July 6, 2005 under the laws of the State of Delaware, and adopted its existing name effective on August 25, 2008. Its common stock is currently trading on the Over-The-Counter Bulletin Board (“OTCBB”) of NASDAQ under the symbol “CHHN”.

CH Lighting is an investment holding company with no operations. The principal activities of its subsidiaries (together with CH Lighting, collectively referred to as “the Company”) are the manufacture and sale of lighting source products and lighting electronic products and investment holdings.

Details of CH Lighting’s subsidiaries as of March 31, 2009 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

CH International Holdings Limited (“CH International”)	British Virgin Islands	100%	Investment holding

Zhejiang CH Lighting Company Limited (“Zhejiang CH”) *	Zhejiang, the People’s Republic of China (“PRC”) September 27, 2000	100%	Manufacture and sales of lighting source products

Zhejiang CH Lighting Technology Company Limited (“CH Technology”) *	Zhejiang, the PRC March 31, 2003	100%	Manufacture and sales of lighting electronic products

Zhejiang Shaoxing CH Lamps Manufacturing Company Limited (“CH Lamps”) *	Zhejiang, the PRC December 13, 1999	100%	Manufacture of lighting source products

Shangyu CH Laboratory Testing Company Limited (“CH Lab”) *	Zhejiang, the PRC January 7, 2008	90%	Laboratory testing services of lighting source and electronic products

CH Lighting (Hong Kong) Limited (“CH Hong Kong”)	Hong Kong November 10, 2000	100%	Trading of lighting source products

*	These are direct translations of names in Chinese for identification purposes only and are not the official names in English.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 16, 2008, CH Lighting entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International and KEG International Limited (“KEG”), a company incorporated in the British Virgin Islands. Pursuant to the Share Exchange Agreement, CH Lighting acquired all of the issued and outstanding common stock of CH International from KEG in exchange for 93,000,000 newly-issued shares of CH Lighting’s common stock, par value of US$0.001, representing 77.5% of CH Lighting’s common stock issued and outstanding upon completion of the share exchange (the “Share Exchange Transaction”).

The acquisition by CH Lighting of CH International is deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, CH Lighting (the legal acquirer) is considered the accounting acquiree and CH International (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated from entity will in substance be those of CH International, with the assets and liabilities, revenues and expenses, of CH Lighting being included effective from the date of completion of Share Exchange Transaction. CH Lighting is deemed to be a continuation of the business of CH International.

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
For the six months ended March 31, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The unaudited condensed consolidated financial statements of the Company have been prepared by the management pursuant to the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, although the management believes that the disclosures made are adequate to make the information not misleading.

To prepare the financial statements in conformity with GAAP, the management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and the reported amounts of income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In the opinion of the management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary for a fair presentation of the Company’s financial position as of March 31, 2009, the results of operations for both the three months and six months ended March 31, 2009 and 2008 and cash flows for the six months ended March 31, 2009 and 2008.

The results of operations and cash flows for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results and cash flows to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form-10K for the year ended September 30, 2008 filed on December 29, 2008.

Basis of consolidation

The unaudited condensed consolidated financial statements include the financial information of CH Lighting and its subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Recently issued accounting pronouncements
There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

3.	GOVERNMENT SUBSIDIES INCOME

The government subsidies income as granted and received was recognized as income because no specific condition was attached to the grant.

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share calculation except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended March 31, 2009 and 2008.

5.	INCOME TAXES

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) issued by the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2009, the Company has identified the jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns.  These are Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended March 31, 2009 and 2008, no interest or penalties were recorded.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

5.	INCOME TAXES (CONTINUED)

(a)	Income tax (credits) expenses comprise the following:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in Hong Kong and the PRC:

For the period	(168)	178	66	762

Deferred taxes arising in Hong Kong and the PRC:

For the period	132	(357)	466	(239)

	(36)	(179)	532	523

(b)
Reconciliation from the expected income tax expenses calculated with reference to the average statutory tax rate in the PRC of 25% and 29% for the six months ended March 31, 2009 and 2008 respectively is as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	109	262	1,229	1,866

Difference in tax rates in the countries that the Company operates	5	12	5	14

Effect on tax incentives / holiday	(96)	(60)	(286)	(1,348)

Tax-exempted / Non-deductible items	(208)	(379)	(915)	5

Withholding tax	154	-	499	-

Others	-	(14)	-	(14)

Income tax (credits) expenses	(36)	(179)	532	523

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

6.	RESTRICTED BANK BALANCES

The restricted bank balances as of March 31, 2009 and September 30, 2008 represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial institutions are as follows:

	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Notes payable	1,043	4,519
Bills financing	33,331	7,367
Banking facilities granted to a related party	5,186	4,428

	39,560	16,314

7.	ACCOUNTS RECEIVABLES, NET

Accounts receivable are presented net of an allowance for doubtful accounts of US$560,000 and US$337,000 as of March 31, 2009 and September 30, 2008, respectively.

8.	INVENTORIES, NET

Inventories consisted of the following:
	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Raw materials	2,873	3,397
Work-in-progress and semi-finished goods	3,090	2,277
Finished goods	9,162	9,629

	15,125	15,303

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Buildings	6,883	6,869
Plant and machinery	10,879	9,729
Motor vehicles	1,001	1,000
Furniture, fixtures and office equipment	1,182	1,167
Construction-in-progress	3,394	2,548

	23,339	21,313
Accumulated depreciation	(5,779)	(4,995)

	17,560	16,318

10.	BANK BORROWINGS AND OTHER LOANS

Bank borrowings and other loans are comprised of the following:

	Note	As of March 31, 2009	(Audited) As of September 30, 2008
		US$’000	US$’000

Short-term bank borrowings	10(a)	75,827	50,849
Long-term interest-bearing loans	10(b)	7,576	9,161

		83,403	60,010

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings

Short-term bank borrowings are comprised of the following:
	Note	As of March 31, 2009	(Audited) As of September 30, 2008
		US$’000	US$’000

Short-term bank loans	10(a)(i)	35,731	38,814
Bill financings	10(a)(ii)	40,096	12,035

		75,827	50,849

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months.  These loans can normally be renewed with the banks upon expiration/maturity.

The loans are collateralized by land use rights and buildings of the Company with carrying values as follows:
	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Land use rights	869	887
Buildings	5,484	5,640

	6,353	6,527

Various parties have also issued guarantees against these short-term bank loans as follows:

	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Personal guarantees issued by related parties	1,461	13,858
Corporate guarantees issued by unrelated parties	29,128	30,922

The weighted average annual interest rates of the short-term bank loans were 7.08% and 6.41% as of March 31, 2009 and September 30, 2008, respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings (Continued)

(ii)	Bill financings

Bill financings represent amounts due to various banks which are repayable within six months from the date of issue. The bills are guaranteed by related parties and secured by restricted bank balances and other financial assets of the Company with carrying values as follows:
	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Restricted bank balances	33,331	7,367
Other financial assets	-	2,918
Personal guarantees issued by related parties	3,213	-

	36,544	10,285

The weighted average annual interest rates of the bill financings were 1.97% and 5.69% as of March 31, 2009 and September 30, 2008 respectively.

(b)	Long-term interest-bearing loans

Long-term interest-bearing loans are secured by machineries with net book values of US$3,771,000 and US$3,929,000 as of March 31, 2009 and September 30, 2008, respectively, and guaranteed by a third party and certain related parties.

The long-term interest-bearing loans are repayable as follows:
	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Not exceeding 1 year	2,897	3,068
More than 1 year but not exceeding 5 years	4,679	6,093

	7,576	9,161
Portion classified as current liabilities	(2,897)	(3,068)

Long-term portion	4,679	6,093

The weighted average annual interest rates of the long-term interest-bearing loans were 5.11% and 6.69% as of March 31, 2009 and September 30, 2008 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

11.	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted bank balances, other financial assets, accounts receivable/payable, other receivables/payables, prepayments, notes payable, accrued expenses and other liabilities, customer deposits, amount due from/to related parties and bank borrowings and other loans. The management has estimated that the carrying amount of those current financial instruments approximates their fair value due to their short-term nature. The fair value of those non-current financial instruments, as estimated based on the current rates offered to the Company for debt of similar terms and maturities, was not materially different from their carrying value as of March 31, 2009 and September 30, 2008.

12.	RELATED PARTY BALANCES

(a)	Names and relationship of related parties:

Name	Existing relationships with the Company

Mr. Zhao	Director and controlling stockholder of CH Lighting

Ms. Gan Cai Ying (“Ms. Gan”)	Director of CH Lighting and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

*	These are direct translations of names in Chinese for identification purposes only and are not the official names in English.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

12.	RELATED PARTY BALANCES (CONTINUED)

(b)           Summary of balances with related parties:
	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000
Due from related parties:
Ms. Gan	2,031	636
CH Childcare	154	154
Henghui	21,160	26,352
Yingbao Childcare	9,049	7,360
Hecheng	1,381	-

	33,775	34,502

The amounts due from related parties represent unsecured advances which were interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at the 1-3 Years Lending Rate offered by the People’s Bank of China plus 0.5% per annum. Interest shall be paid annually. During the six months ended March 31, 2009, interest income of US$1,492,000 was recognized in the unaudited condensed consolidated statements of operations and comprehensive income. The Company plans to collect the outstanding amounts due as of March 31, 2009 gradually over the next two years. The estimated amount to be collected after one year is approximately US$14,335,000 (As of September 30, 2008, US$27,444,000 was outstanding).

	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000
Due to related parties:
Mr. Zhao	289	3,203
SX Umbrella	25	25
Hecheng	-	398

	314	3,626

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

13.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2009 and September 30, 2008:

	As of March 31, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Within one year	32	21
One to two years	15	15
Two to three years	15	15
Three to four years	15	15
Four to five years	15	15
Over five years	10	3

Total	102	84

(b)	Capital commitments

As of March 31, 2009 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchase of machinery of approximately US$10,114,000 and US$3,343,000 respectively.

(c)	Contingencies

As of March 31, 2009 and September 30, 2008, the Company had provided corporate guarantees of approximately US$4,382,000 and US$5,106,000, respectively, for revolving bank loans and notes drawn by an unrelated company incorporated in the PRC (“Company A”).

The guarantee for Company A arose from the mutual negotiation between Zhejiang CH and Company A. Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank facilities of Zhejiang CH. The guarantee was for bank loans and notes drawn by Company A and will be terminated upon the mutual agreement of Zhejiang CH and Company A. If Company A defaults on the repayment of its bank loans or notes when they fall due, Zhejiang CH is required to repay the outstanding balance. There is no recourse or collateralization provision in the guarantee. As of March 31, 2009, the guarantee that provided for the bank loans and notes drawn by Company A was approximately RMB30,000,000 or US$4,382,000 or US$0.04 per share of common stock outstanding (As of September 30, 2008: RMB35,000,000 or US$5,106,000 or US$0.05 per share of common stock outstanding), which is also the maximum potential amount of future payments under the guarantee as of March 31, 2009 and September 30, 2008.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended March 31, 2009

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies (Continued)

However, default by Company A is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor’s obligation under the guarantee was recognized as of March 31, 2009 and September 30, 2008.

14.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income as and when the related employee services are provided as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000
Contributions to defined contribution retirement schemes	39	18	81	70

15.	SEGMENT INFORMATION

For the six months ended March 31, 2009 and 2008, revenue of the Company represented net sales of lighting source and lighting electronics products. No financial information by business segment is presented.

The table below summarizes the customer base by geographic region:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

China, including Hong Kong	3,932	7,424	13,319	22,243

Europe	2,041	1,652	4,395	2,901

Middle East	762	2,211	4,265	4,023

Korea	734	2,239	1,569	4,875

United States	61	195	137	407

Africa	83	76	83	263

Others	552	1,485	1,061	2,429

Total	8,165	15,282	24,829	37,141

Revenue is attributed to countries based on location of customers.

All long-lived assets are located at China, including Hong Kong.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of CH Lighting International Corporation (the “Company”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Prior Operations of the Company

The Company’s predecessor, Innovative Coatings, a Georgia corporation, ceased operations in June 2003.  On August 1, 2003, ICC Holdings Corp. was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems was formed as a wholly-owned subsidiary of ICC Holdings Corp. and ICC Merger Corp. was formed as a wholly-owned subsidiary of Instachem Systems.  On August 11, 2003, ICC Holdings Corp. merged with its parent company, Innovative Coatings, to change its U.S. state of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger Corp. bought ICC Holdings Corp. A new corporation with ownership unrelated to the above, Sino-Biotics, Inc. was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger Corp. to an individual for $500.  On July 19, 2005, Sino-Biotics, Inc. bought Instachem Systems. As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005.

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

            From its inception through the closing of the Exchange, the Company has not had any operations. Prior to the Exchange, the Company was considered a “blank check” company with US$500 in assets and with a net loss of approximately US$80,227 for the fiscal year ending September 30, 2007.  As of March 31, 2008, the Company had approximately US$21,900 in liabilities. As of July 16, 2008, the Company did not have any liabilities.

CH International, the wholly-owned and chief operating subsidiary of the Company, is an international investment holding company founded in the British Virgin Islands on April 30, 2004.  CH International’s wholly-owned operating subsidiaries are as follows: (a) Zhejiang Shaoxing CH Lamps Manufacturing Company (“CH Lamps”), a company organized under the People’s Republic of China (the “PRC”) on December 13, 1999; (b) Zhejiang CH Lighting Company Limited (“CH Lighting PRC”), a company organized under the laws of the PRC on September 27, 2000; (c) CH Lighting (Hong Kong) Limited, a company organized under the laws of Hong Kong on November 10, 2000 and a wholly-owned subsidiary of CH Lighting PRC (“CH Hong Kong”); and (d) Zhejiang CH Lighting Technology Company Limited, a company organized under the laws of the PRC on March 31, 2003 (“CH Technology”).

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

Current Operations of the Company (General Development of Business)

Introduction

CH Lamps manufactures and sells fluorescent lamp tubes, bulbs, luminaries and other decorative products. CH Lighting PRC currently manufactures and sells lighting products and luminaries (light fitting parts).  In order to increase our sales volume in the international market and upon approval by the PRC’s Ministry of Commerce in November 2005, CH Lighting PRC purchased CH Hong Kong, which is mainly engaged in the export trade and information technology services.  CH Technology manufactures and sells sterilized electronic appliances, lighting equipment and luminaries.  CH Lab was established on January 7, 2008 in the PRC and currently provides laboratory testing services for lighting sources and electronic products.

Summary of Current Business of the Company

The Company is dedicated to developing, manufacturing and selling healthy, energy-efficient, environmentally-friendly (green) and innovative high-end products and relevant services in the fluorescent lighting field. The Company offers ten (10) series and over 1,000 types of products, including “special light” sources, “general light” sources and luminaries for the home and for businesses (office buildings), and lighting electronics. The Company is one of the leading producers in China’s “special light” market, including product innovation, specification and sales. Currently, the Company has the product series most collected in the “Government Purchasing List of Energy-Saving Products” in China (a list of compulsory purchase items by which the Chinese government enforces the procurement of energy-efficient products by governmental departments and local authorities).

The volume of production and sales of linear fluorescent lamps totaled 1.2 billion and 1.5 billion sets in China in 2006 and 2007, respectively.  In 2006, the Company accounted for eight percent (8%) of the market share of China’s linear fluorescent lamp market, ranking third among total linear fluorescent lamp manufacturers in China, and according to the China Association of Lighting Industry, the Company’s T5 fluorescent lamp model was and currently is the best selling product in the Chinese market.

The Company has three (3) major production facilities: CH Lighting PRC, CH Lamps and CH Technology, collectively covering 62,000m2, with floor area of 70,000m2, having fifteen (15) automatic light source production lines, capable of producing 120 million light sources and 17 million sets of  luminaries annually.

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

The Company has 32 established offices in China and has cooperative agreements with over 450 distributors in the Chinese market and over 300 foreign customers in the international market. The Company has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets.  The Company is currently in the process of establishing agents in the United States.

Description of Company Business Segments

The Company is dedicated to developing, manufacturing and selling healthy, energy-saving, green and innovative high-end products and relevant services in the fluorescent lighting field. The Company sets very high and strict quality and environmental standards for all of our products.  Our revenues are mostly generated from the sales of our products in China and abroad.  For the most part, our sales are seasonal, with the first calendar quarter being the low season, in light of the Chinese New Year festivities, and the fourth calendar quarter being our peak season.

We are not required to carry significant amounts of inventory to meet rapid delivery requirements of our foreign customers as most of our foreign sales are “made to order” products. However, we are required to carry significant amounts of inventory to meet rapid delivery requirements of our domestic (Chinese) customers.  We have not experience serious problems with the quality of our products, therefore we do not provide extra warranties or guarantees to our customers unless they return the goods because of issues with quality.  The Company has standard payment terms and for the most part, it does not provide payment extensions to customers.

Our revenues from the sale of our products were US$14,047,000 for fiscal year 2005 (100% of all revenues), US$15,225,000 for fiscal year 2006 (100% of all revenues), US$32,379,000 for fiscal year 2007 (100% of all revenues) and US$90,864,000 for fiscal year 2008 (100% of all revenues). A list of our products and services can be found in our Annual Report on Form 10-K as filed with the SEC on December 29, 2008 and on our website at http://chlighting.com.

Enterprise Marketing Strategy and Methods of Distribution

Domestic Marketing Strategy

The Company owns patents for special lighting lamps and currently holds a leading position in the Chinese domestic market. The Company’s sale of products has yielded positive results since 2006 when it entered the Chinese market. Set forth below are some key features of the Company’s domestic marketing strategy:

•
Effective and Professional Sales Team. The Company is aware of the importance of effective and professional sales teams.  As a result, we recruit dynamic and enthusiastic personnel .  We offer a very competitive package and we provide full-scale trainings to continuously enhance our personnel’s performance. In addition to day-to-day sales training, the Company’s domestic marketing center holds Marketing Training Camp, hiring renowned teachers from Beijing and other places throughout the country to provide training courses designed to build a cohesive, creative, strong team with effective marketing skills.

•
Expansion of Sales Network. The Company aims to continue to expand its domestic market share and improve points of sales. At present, it has 32 offices and has relationships with more than 450 distributors.

•
Energy Savings and Emission Reduction. The Company aims to participate actively in government projects involving replacement and procurement of green lighting, group procurement of enterprises and institutions and bidding for major projects. The Company plans to establish contacts with provincial and municipal governments to promote its energy-saving products. Through the Company’s implementation of a corresponding discount policy, the Company plans to increase the intensity of cultivation in the market, making the design and concepts of its products fully recognized by channel partners, consumer groups and lighting designers. At the same time, consistent with national policies of energy-savings and emissions reduction, the Company shall fully utilize its advantage in advanced lighting technology to enhance development with innovative lighting design, to provide complimentary products and to accelerate the upgrading of products. The Company plans to continue to maintain extensive cooperation with key branded enterprises to ensure increasing orders from old customers and to develop new customers.

•
Strengthen Brand Promotion. In order to continuously enhance our customers’ awareness, the Company aims to continue to collaborate with various media sources to promote its brand. It has established strategic cooperation with CCTV2 (China Television) and with the print media as well as purchased large-scale outdoor advertising on the Shanghai-Hangzhou and Hangzhou - Ningbo Expressways. The Company also plans to continue to maintain its professional website (http://chlighting.com), search engines and exhibitions in China and abroad to develop new customer groups. Furthermore, the Company plans to continue to employ the top products planning corporation in China (Guangzhou Zhonghe Jiuding Planning Company) as the Company’s products promotion planning consultant.

International Marketing Strategy

•
Participating in International Lighting Fair. The Company currently participates in more than 10 exhibitions abroad annually, such as international lighting fairs in Hong Kong, Frankfurt, Nuremberg, New York, Las Vegas and Italy and plans to continue to do so. The Company continues to improve its influence and to expand its sales in the international market. The purpose of participation in the exhibitions is not only to contact new customers but also to exhibit the strength of the Company and its brand image.

•
International Market District Management. The global market of the Company is divided into several regions, including Europe, America, Asia and the Middle East. There is a sales team responsible for the promotion of our products and negotiation of the business arrangements in each regional market. The Company plans to adopt specific strategies and practices for each of the regional markets.

•
Brand Enterprise (Manufacturer) Cooperation. There are two (2) methods employed with respect to the manufacturing of our products. The first is “ODM”, whereby the structure, appearance and technical aspects of our products are developed and designed by the Company.  However after the completion of their development and production, such products are sold with trademarks of certain clients. These products are usually mass produced in accordance with the placement of orders by such clients. The other method is “OEM”, whereby our products are made in cooperation with certain third party enterprises such as GE Lighting, Sylvania, and other large multinational groups. For example, our plant growth lamp co-developed by the Company and Huazhong Agricultural University is sold in Europe, the United States and Australia. We have established cooperation with a number of large enterprises such as Interpet, Arcardia of Britain, Croci SpA of Italy, PENN-PLAX and SUNPARK of United States, AVK LIGHTING of Australia and Narva of Germany to develop the global market for plant growth lamps.

Product Sales Strategy (Domestic and International Sales)

Domestic Sales through Distributors

The Company entered the high-tech domestic Chinese lighting market in 2006. Currently, 32 offices exist in China, forming a three-level sales network in counties, cities and provinces, with point-of-sale locations across the country.  These contribute toward an efficient marketing system. Each office is responsible for providing professional services to its local dealers and consumers. The Company has implemented a regional distribution system in the Chinese domestic market, establishing long-term cooperative relationships with approximately 450 distributors. The Company builds up composite-end sales channels including franchise stores, lighting centers and counters to increase its market competitiveness.

International Sales through Distributors

The Company also implements its distribution system in the international market. In the Middle East, the Company has a regional agent in Saudi Arabia that is solely responsible for the product in the local Middle East market.  In the European market, the Company has a regional agent in Belgium who is in charge of regional marketing. The Group has also set up a branch in Hong Kong responsible for marketing the businesses to the Asia-Pacific region.

Domestic Replacement Market

In 2007, the size of China's domestic for the T8 halogen powder lamp was 1 billion lamps. Currently, as a result of the requirements for energy savings and emissions reduction policies, T8 halogen powder lamps are one of the main products which should be replaced. The total replacement market for T8 halogen powder lamps, which have an average useful life of about 2 years, is estimated to be not less than 2 billion sets per year. If 10% of the lamps are to be replaced, the replacement market would be at least 200 million per year. Users that are pressing for replacement of such lamps in China include manufacturing enterprises, large-scale commercial enterprises (especially supermarket chains and large stores), colleges and universities, primary and secondary schools and other educational institutions, hospitals, railway stations, airports, libraries and other public buildings and facilities, government agencies, institutions and office buildings.

Our T5-integrated conversion stand product (also known as the “Power-Saving Treasure”) is most suitable to replace the T8 halogen powder lamp and ballast without changing the original lamps, and can provide significant energy-saving benefits to users. It can be used as the energy-saving replacement for units, enterprises, schools, stores, supermarkets and hospitals.

Since the Company offers energy-saving lighting products such as the “Power-Saving Treasure”, we believe that we have the competitive edge in the replacement market and the marketing model of “contract energy management” (as described below). The participation and engagement of the Company in energy-saving lighting rebuilding (and replacement) projects is an important growth point for the development of the Company. The Company has already begun to provide replacement services for users.  This has given us positive evaluations and a good reputation in the field of energy-saving lighting since 2005. Typical users include the following:

•
Government Offices. In October 2007, the Company was the first domestic enterprise appointed by Zhongnanhai (General Office of the State Council) to rebuild energy-saving lighting systems at the central and state agencies held by the Government Offices Administration of the State Council. The first group of users included: Zhongnanhai (General Office of the State Council), the Ministry of Finance, Ministry of Commerce, Ministry of Information Industry, State General Administration of Quality Supervision and Inspection, State Administration of Work Safety Supervision, Ministry of Supervision, the State Tourism Administration, the State Meteorological Administration, the Chinese Academy of Sciences, the Chinese Academy of Social Sciences, the Legal Affairs Office of the State Council, the State Bureau for Letters and Calls and the China Law Society.

•
Green Lighting Procurement Projects. Recently, the Ministry of Finance and the State Development and Reform Commission jointly held the "National Project to Promote Efficient Lighting Products Tender" whereby more than 30 well-known enterprises bid for projects.  The Company won several bids for projects, including the Green Lighting Procurement Project of Central Government Departments under the CPC Central Committee.

•
Primary and Secondary Schools. In 2006, the Company’s products achieved the top integrated score among the three most successful enterprises (the Company, Philips and Matsushita) involved in an energy-saving lighting rebuilding project of Beijing’s primary and secondary schools organized by the Beijing Municipal Development and Reform Commission. The Company’s products were used in the implementation of energy-saving lighting rebuilding in more than 300 primary and secondary schools in the Changping, Huairou, Shunyi and Mentougou Districts of Beijing. In September 2008, the Company was named as the designated supplier of Shanghai Primary and Secondary School Classrooms Light Environment Improvement Projects.  The first phase of delivery and installation for the project was completed in November 2008.

•
Colleges, Universities and other Well-known Enterprises. In August 2008, the Company was named as the sole supplier of Tianjin Vocational College New Campus Lighting Purchasing Project for which a dozen of lighting manufacturers in China submitted bids. In addition, the Company also successfully won the energy-saving lighting products replacement purchasing projects of Visual Arts College of Fudan University, the Ningbo Wanli International Aristocratic School, the Chengdu Institute of Technology, Foxconn (Suzhou) Co., Ltd. and Suning Appliance Chain Store (Suzhou) Co., Ltd.

Domestic Direct Sales

The Company is one of the key lighting products suppliers to the Chinese government.  The government procurement market is an important part the Company's business development, and the Company has been very successful in such endeavors. For example, the Company is the only enterprise in the Chinese lighting industry that was awarded the China Energy-Saving Contribution Award for two (2) consecutive years. It has the highest number of series of products on the Chinese government’s procurement list of energy-saving products out of all lighting enterprises.  The Company is the leading company participating in the national efficient lighting products promotion project. In addition, the Company’s products were given the status of “State Inspection-free Qualification” in China.

The Company has a leading position in product technology, product quality, product variety, energy saving and environmental protection. The Company has won national key projects of government procurement of rebuilding energy-saving lighting systems.  Additionally, it has won bids for major national projects, including:

•
Beijing Olympic Project. The Olympic Park National Conference Center was the main press centre and international broadcast centre of 2008 Beijing Olympic Games. In November 2007, when the Olympic Park National Conference Center invited lighting brands in China and abroad to tender bids, the Company won the first place.

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

•
Chinese Government Procurement of Green Lighting Project. In March 2008, the Company successfully won the bid for the Chinese Government Procurement of Green Lighting Project as a result of which, the Company’s energy-saving lighting systems were installed in various governmental departments and agencies, including: the Organization Department of the Chinese Government, the Chinese Government Commission for Discipline Inspection, the National Federation of Trade Unions, International Liaison Department of the Chinese Government, and the People's Daily, among others. In addition, the Company also became the designated supplier of the energy-saving lighting systems replacement projects of State Administration for Industry and Commerce and State Administration of Taxation.

•
Eleventh National Games Competition Venues and Training Facilities Procurement Project. On July 12, 2008, the Company successfully became a designated brand of the Eleventh National Games Competition Venues and Training Facilities Procurement Project.

•
Guangzhou 2010 Asian Games Venue Construction Projects. In October 2008, the Company successfully became a qualified supplier for the Guangzhou Asian Games Venue Construction Projects.  The Company ranked number one of all the major lighting products qualified vendors.

•
Hangzhou Civic Center Lighting Project . In September 2008, the Company successfully won the Hangzhou Civic Center Lighting Project.  The Company was required to deliver and complete the project within one month.  The Hangzhou Civic Center opened in October 2008 as the largest municipal building in the Zhejiang Province.

International Direct Sales

Through ten (10) years of hard work, the Company’s products have obtained critical certifications in a number of countries (such as the EU's CE, TUV and GS, UL in the United States, South Korea’s KS and Saudi Arabia’s SASO) which have enabled the Company to create opportunities for ODM and OEM production for many large companies in the international market. Through ODM and OEM, the Company's products are sold to major multinational lighting enterprises. The Company plans to use the influence of its brand for self-owned brand sales in the international market and to increase sales for end-users.

Results of Operations

Results of Operations For the Three (3) Months Ended March 31, 2009 Compared To The Three (3) Months Ended March 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three (3) Months Ended March 31
	2009	2008	2009	2008

Revenues	$8,165	$15,282	100.00%	100.00%

Cost of sales	$(6,123)	$(10,395)	(74.99)%	(68.02)%

Gross income	$2,042	$4,887	25.01%	31.98%

Sales, marketing and distribution expenses	$(619)	$(350)	(7.58)%	(2.29)%

General and administrative expenses	$(822)	$(1,824)	(10.07)%	(11.94)%

Operating income	$601	$2,713	7.36%	17.75%

Government subsidies income	$223	$147	2.73%	0.96%

Other income	$10	$7	0.12%	0.05%

Interest income	$610	$102	7.47%	0.67%

Interest expenses	$(1,004)	$(1,393)	(12.30)%	(9.12)%

Income before income taxes and minority interests	$440	$1,576	5.39%	10.31%

Income taxes expenses	$36	$179	0.44%	1.17%

Minority interests	$-	$-	-%	-%

Net income	$476	$1,755	5.83%	11.48%

Other comprehensive income	$34	$473	0.42%	3.10%

Comprehensive income	$510	$2,228	6.25%	14.58%

Revenues

Revenue for the three months ended March 31, 2009 decreased by US$7,117,000, or 46.57%, to US$8,165,000 compared to US$15,282,000 for the corresponding period in 2008. The decrease occurred as a result of (i) a drop in export sales due to global recession, (ii) a slow down of PRC government procurement orders after the Olympic Games, and (iii) a change in lighting incentive policies of the PRC government from indirect subsidies on unit price of energy saving lighting products to direct subsidy funds granted.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 and 2008 were US$6,123,000 and US$10,395,000, respectively, and cost rates were 74.99% and 68.02%, respectively. The increase in cost rates occurred as a result of the Company’s implementation of a price reduction strategy since January 2009 in response to the global recession. The unit selling price of the Company’s products was cut by about 5% to 10% as compared with the corresponding period in 2008.

Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses for the three months ended March 31, 2009 and 2008 were US$619,000 and US$350,000, respectively. The increase occurred as a provision for the rebate to the distributors of US$178,000 was made for the domestic sales for the three months ended March 31, 2009. No such provision was required in the corresponding period in 2008 as such rebate schemes commenced in December 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2008 were US$822,000 and US$1,824,000, respectively. The decrease relates to the Company’s cost saving plans implemented since January 2009 as a response to global recession.

Government Subsidies Income

Income from government subsidies for the three months ended March 31, 2009 and 2008 was US$223,000 and US$147,000, respectively. As of March 31, 2009, unrecognized potential subsidy income for the sale of energy saving lighting products in the PRC was approximately US$ 1.2 million.  This amount has been approved by the relevant provincial governments and is being reviewed by the state government of the PRC. We are confident that the said unrecognized potential subsidies income will be officially granted to the Company and recognized as income in the coming quarter.

Interest Income

Interest income for the three months ended March 31, 2009 and 2008 were US$610,000 and US$102,000, respectively. The increase relates to the recognition of interest income receivables from related parties of US$492,000 for the three months ended March 31, 2009. No such income was reported in the corresponding period in 2008 as the relevant interest has been charged since July 16, 2008.

Interest Expenses

Interest expenses for the three months ended March 31, 2009 and 2008 were US$1,004,000 and US$1,393,000, respectively. The decrease relates to the drop in bank borrowing interest rates in the PRC.

Net Income

For the three months ended March 31, 2009 and 2008, the Company realized a net income of US$476,000 and US$1,755,000, respectively.

Results of Operations For the Six (6) Months Ended March 31, 2009 Compared To The Six (6) Months Ended March 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Six (6) Months Ended March 31
	2009	2008	2009	2008
Revenues	$24,829	$37,141	100.00%	100.00%

Cost of sales	$(17,110)	$(25,348)	(68.91)%	(68.25)%

Gross income	$7,719	$11,793	31.09%	31.75%

Sales, marketing and distribution expenses	$(2,473)	$(995)	(9.96)%	(2.68)%

General and administrative expenses	$(2,049)	$(2,685)	(8.25)%	(7.23)%

Operating income	$3,197	$8,113	12.88%	21.84%

Government subsidies income	$1,941	$295	7.82%	0.79%

Other income	$20	$31	0.08%	0.08%

Interest income	$1,853	$243	7.46%	0.65%

Interest expenses	$(2,092)	$(2,246)	(8.43)%	(6.05)%

Income before income taxes and minority interests	$4,919	$6,436	19.81%	17.33%

Income taxes expenses	$(532)	$(523)	(2.14)%	(1.41)%

Minority interests	$-	$-	-%	-%

Net income	$4,387	$5,913	17.67%	15.92%

Other comprehensive income	$37	$836	0.15%	2.25%

Comprehensive income	$4,424	$6,749	17.82%	18.17%

Revenues

Revenue for the six months ended March 31, 2009 decreased by US$12,312,000, or 33.15%, to US$24,829,000 compared to US$37,141,000 for the corresponding period in 2008. The decrease occurred as a result of (i) a drop in export sales due to global recession, (ii) a slow down of PRC government procurement orders after the Olympic Games, and (iii) a change in lighting incentive policies of PRC government from indirect subsidies on unit price of energy saving lighting products to direct subsidy funds granted.

Cost of Sales

Cost of sales for the six months ended March 31, 2009 and 2008 were US$17,110,000 and US$25,348,000, respectively, and cost rates were 68.91% and 68.25%, respectively. The reduction in the unit selling price of the Company’s products since January 2009 is partly compensated by improvement in the operation efficiency.

Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses for the six months ended March 31, 2009 and 2008 were US$2,473,000 and US$995,000, respectively. The increase occurred as a provision for the rebate to the distributors of US$988,000 was made for the domestic sales for the six months ended March 31, 2009. No such provision was required in the corresponding period in 2008 as such rebate schemes commenced in December 2008.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2009 and 2008 were US$2,049,000 and US$2,685,000, respectively. The decrease relates to the Company’s cost saving plans implemented since January 2009 as a response to global recession.

Government Subsidies Income

Government subsidy income for the six months ended March 31, 2009 and 2008 was US$1,941,000 and US$295,000, respectively.  The increase relates to the change in lighting incentive policies of the PRC government from indirect subsidies on the unit purchase price of energy saving lighting products to direct subsidy funds granted.

Interest Income

Interest income for the six months ended March 31, 2009 and 2008 were US$1,853,000 and US$243,000, respectively. The increase relates to the recognition of interest income receivables from related parties of US$1,492,000 for the six months ended March 31, 2009. No such income was reported in the corresponding period in 2008 as the relevant interest has only been charged since July 16, 2008.

Interest Expenses

Interest expenses for the six months ended March 31, 2009 and 2008 were US$2,092,000 and US$2,246,000, respectively. The decrease relates to the drop in bank borrowing interest rates in the PRC.

Net Income

For the six month periods ended March 31, 2009 and 2008, the Company realized a net income of US$4,387,000 and US$5,913,000, respectively.

Liquidity and Capital Resources

We generally finance our operations through our operating profit and borrowings from banks.

During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this report, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in dollars, for the periods indicated:

	Six (6) Months Ended March 31
	2009	2008
Net cash provided by operating activities	$174,000	$10,128,000
Net cash used in investing activities	$(26,267,000)	$(11,827,000)
Net cash provided by financing activities	$26,238,000	$1,088,000
Net increase (decrease) in cash and cash equivalents	$145,000	$(611,000)
Effect of exchange rate changes on cash	$6,000	$326,000
Cash and cash equivalents at beginning of the period	$3,154,000	$5,340,000
Cash and cash equivalents at end of the period	$3,305,000	$5,055,000

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

Operating activities

China's domestic market is different from the export market in that the Company produces “made to order” products for the export market as opposed to the domestic market where the Company prepares a sufficient stock of goods to meet the needs of clients at any time.  Furthermore, the export market requires advance payment of 20% to 80% of the balance due prior to delivery.  On the other hand, the Company offers clients in the domestic market credit lines with usual payment terms equal to 60 days.

The decrease in the net cash provided by operating activities was mainly due to the changes in the net operating assets which are analyzed as follows, in dollars, for the periods indicated:

	Six (6) Months Ended March 31
	2009	2008
Accounts receivables, net	$3,689,000	$(5,478,000)
Inventories, net	$198,000	$4,135,000
Prepayment	$824,000	$(1,247,000)
Other receivables	$(860,000)	$2,241,000
Accounts payable	$(4,294,000)	$1,684,000
Notes payable	$(2,953,000)	$3,258,000
Accrued expenses and other accrued liabilities	$193,000	$(1,457,000)
Customer deposits	$(831,000)	$169,000
Taxes payable	$57,000	$480,000
Changes in operating assets and liabilities	$(3,977,000)	$3,785,000

Investing Activities

The increase in net cash used in investing activities was mainly due to the investment in restricted bank balances the changes to which are connected with changes in bank borrowings. The net cash used in investing activities is analyzed as follows, in dollars, for the periods indicated:

	Six (6) Months Ended March 31
	2009	2008
Purchase of property, plant and equipment	$(1,998,000)	$(1,964,000)
Investment in restricted bank balances, net	$(23,223,000)	$(9,863,000)
Advance to related parties, net	$(1,046,000)	$--
Net cash used in investing activities	$(26,267,000)	$(11,827,000)

Financing Activities

The Company obtains financing for its operations and development mainly through short-term bank loans, long-term interest-bearing loans, bill financings and advances from related parties. The increase in net cash provided by financing activities is analyzed as follows, in dollars, for the periods indicated:

	Six (6) Months Ended March 31
	2009	2008
Advance to related parties, net	$--	$(13,897,000)
Capital contribution to a subsidiary by its minority shareholder	$--	$64,000
Proceeds from short-term bank loans	$21,167,000	$15,795,000
Repayment of short-term bank loans	$(22,837,000)	$(10,104,000)
Proceeds from bills financing, net	$29,506,000	$10,116,000
Repayment of long-term interest-bearing loans	$(1,598,000)	$(886,000)
Advance to related parties, net	$26,238,000	$1,088,000

Working Capital

Accounts Receivable, Trade and Allowance for Doubtful Accounts

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers.  The Company had gross accounts receivable balances of US$15,768,000 as of March 31, 2009 and US$19,208,000 as of September 30, 2008, respectively, a decrease of 17.91%.

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  The Company’s management has determined its allowance for doubtful accounts was US$560,000 and US$337,000 as of March 31, 2009 and September 30, 2008, respectively.

Other Receivables

The Company had other receivables of US$4,959,000 as of March 31, 2009 and US$4,093,000 as of September 30, 2008, an increase of 21.16%. Other receivables mainly represented deposits made to a financial institution for certain finance leases of the Company.

Prepayment

The Company had prepayment of US$1,905,000 as of March 31, 2009 and US$2,724,000 as of September 30, 2008. The decrease of 30.07% was due to several pre-paid deposits for purchases of raw materials have been utilized during the period.

Inventories

Inventories are stated at the lower of cost or market under the weighted average method.  Management reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

The Company had balances for inventories (net) of US$15,125,000 as of March 31, 2009 and US$15,303,000 as of September 30, 2008, a decrease of 1.16%.  As of March 31, 2009, the Company had determined that no reserves are necessary.

	As of March 31, 2009	As of September 30, 2008
Raw materials	$2,873,000	$3,397,000
Work-in-progress and semi-finished goods	$3,090,000	$2,277,000
Finished goods	$9,162,000	$9,626,000
Total inventories	$15,125,000	$15,303,000

Cash and Cash Equivalents

The Company had cash and cash equivalents of US$3,305,000 as of March 31, 2009 and US$3,154,000 as of September 30, 2008, an increase of 4.79%.

Capital Expenditures

The Company had property, plant and equipment (net) equal to US$17,560,000 as of March 31, 2009 and US$16,318,000 as of September 30, 2008.  An increase in assets was due to an increase in production capacity.

	As of March 31, 2009	As of September 30, 2008
Buildings	$6,883,000	$6,869,000
Plant and machinery	$10,879,000	$9,729,000
Motor vehicles	$1,001,000	$1,000,000
Furniture, fixtures and office equipment	$1,182,000	$1,167,000
Construction-in-progress	$3,394,000	$2,548,000
Accumulated depreciation	$(5,779,000)	$(4,995,000)
Total property, plant and equipment	$17,560,000	$16,318,000

The Company had balances for long-term land lease prepayments (net) of US$869,000 and US$887,000 as of March 31, 2009 and September 30, 2008, respectively.

Off-Balance Sheet Arrangements

Financial guarantees

The Company entered into cross financial guarantee contracts with unrelated third parties in the ordinary course of business. The maximum potential amount of future payments under these guarantees is as follows:

	As of March 31, 2009	As of September 30, 2008
Financial guarantees	$4,382,000	$5,106,000

The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Capital Commitments

As of March 31, 2009 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchases of machinery of approximately US$10,114,000 and US$3,343,000 respectively.

Operating Lease Commitments

The following table summarizes rental payments under non-cancelable operating leases:

	As of March 31, 2009	As of September 30, 2008
Within one (1) year	$32,000	$21,000
2–3 years	$30,000	$30,000
4–5 years	$30,000	$30,000
Over five (5) years	$10,000	$3,000
Total operating lease obligations	$102,000	$84,000

Long Term Bank Indebtedness

The long-term interest-bearing loans are repayable as follows:

	As of March 31, 2009	As of September 30, 2008
Within one (1) year	$2,897,000	$3,068,000
2–3 years	$4,679,000	$6,093,000
4–5 years	$7,576,000	$9,161,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RMB Appreciation

The Company believes that inflation has not had a material effect on its operations to date.  However, continued appreciation of the RMB against the U.S. Dollar and its effect on the Company's export business, could have a material adverse effect on the Company.  In the even of a material adverse effect on the Company, our strategy would be to reduce our reliance on exports and to increase domestic sales.

Non-Tariff Technical Trade Barriers Could Have a Materially Adverse Effect on our Exporting Business

Non-tariff technical trade barriers imposed by governments such as the European Unions’s EuP Directive, could adversely affect our export business.  In response to the EuP Directive, the Company has launched a project to evaluate the impact of our products on the environment during each stage of a product’s life, from design, material procurement and manufacture, to maintenance, recovery and treatment.  This project conforms with the trend of reducing resource consumption and pollution as laid out in the EuP Directive.

The Development of High-Tech Products Takes a Long Time and There Are Many Uncertainties in the Process

The special light source products developed by the Company are an innovation in the industry.  As a result  there might be unpredictable or presently unavoidable technical flaws in the product, or the new products may not fit into the market demand.  Either way, the new products might not be able to enter mass production and be sold in the markets.  To avert such a risk, the Company has set up a new products decision committee and has hired senior experts in China to better oversee and grasp the developmental tendencies of the industry.  Prior to the development and trial of new products, we plan on conducting systematic and in-depth research to find market space and identify technical problems and key targets for breakthrough.

Theft of our Key Technologies Could Have a Material Adverse Effect on the Company’s Business and Development

To avert the risk of theft of our technologies, the Company uses management measures, such as performance bonuses and other project rewards, to maintain the stability of its technical team.  The Company (and its subsidiaries) also has in place confidentiality agreements with certain technical employees to prevent leakage of core technologies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2009, there was no pending or outstanding material litigation with the Company or with the Group.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company had no unregistered sales of equity securities.

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

Date: May 15, 2009	By:	/s/ Zhao Guosong
Name: Zhao Guosong
Its: President, Chief Executive Officer and Principal Executive Officer

Date: May 15, 2009	By:	/s/ Huang Hsiao-I
Name: Huang Hsiao-I
Its: Chief Financial Officer, Corporate Secretary, Principal Financial and Accounting Officer