Form 10-Q
period 2009-06-30
CH LIGHTING INTERNATIONAL CORP
filed 2009-08-14
CIK 1110396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2009, the registrant had 120,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 – F-3

Unaudited Condensed Consolidated Statements of Changes in Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5 – F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7 – F-21

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the nine months ended June 30, 2009

		Three months ended June 30,		Nine months ended June 30,
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		9,378	27,326	34,207	64,467

Cost of sales		(7,475)	(18,984)	(24,585)	(44,332)

Gross income		1,903	8,342	9,622	20,135

Operating expenses:
Selling, marketing and distribution expenses		(2,530)	(909)	(5,003)	(1,904)
General and administrative expenses		(2,131)	(1,339)	(4,180)	(4,024)

Operating (loss) income		(2,758)	6,094	439	14,207

Government subsidies income	3	6,064	73	8,005	369
Other income		4	33	24	63
Interest income		936	169	2,789	412
Interest expense		(1,243)	(747)	(3,335)	(2,993)

Income before income taxes		3,003	5,622	7,922	12,058

Income taxes expenses	5	(1,264)	(797)	(1,796)	(1,320)

Net income		1,739	4,825	6,126	10,738

Net income attributable to non-controlling interests		-	-	-	-

Net income attributable to CH Lighting International Corporation		1,739	4,825	6,126	10,738

Other comprehensive income
Foreign currency translation adjustment		4	(4)	41	832

Comprehensive income		1,743	4,821	6,167	11,570

Earnings per share	4
		Shares	Shares	Shares	Shares
Weighted average number of common stocks outstanding, basic and diluted		120,000,000	93,000,000	120,000,000	93,000,000

		US$	US$	US$	US$
Net income per share of common stock outstanding, basic and diluted		0.014	0.052	0.051	0.115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2009

				(Audited)
			As of June 30, 2009	As of September 30, 2008
	Note		US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents			6,421	3,154
Restricted bank balances	6		32,538	16,314
Other financial assets			-	2,918
Account receivables, net	7		13,821	18,871
Other receivables			13,529	4,093
Prepayments			934	2,724
Due from related parties, current portion	12	(b)	33,633	7,058
Inventories, net	8		15,105	15,303

Total current assets			115,981	70,435

Long-term land lease prepayments, net			860	887
Property, plant and equipment, net	9		17,234	16,318
Due from related parties, long-term portion	12	(b)	7,032	27,444

Total assets			141,107	115,084

LIABILITIES AND EQUITY

Current liabilities:
Account payables			19,660	22,135
Note payables			3,059	4,519
Accrued expenses and other liabilities			2,503	1,024
Customer deposits			1,694	3,291
Due to related parties	12	(b)	25	3,626
Income tax payables			1,155	376
Short-term bank borrowings	10	(a)	79,301	50,849
Current portion of long-term interest-bearing loans, secured	10	(b)	2,858	3,068

Total current liabilities			110,255	88,888

Long-term interest-bearing loans, secured	10	(b)	3,979	6,093
Government subsidies			-	96
Deferred tax liabilities			1,387	688

			115,621	95,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2009

			(Audited)
		As of June 30, 2009	As of September 30, 2008
	Note	US$’000	US$’000

Commitments and contingencies	13	-	-

Stockholders’ equity:
Preferred stock, US$0.01 par value: 5,000,000 shares authorized, no share issued			-
Common stock, US$0.001 par value: 500,000,000 shares authorized as of June 30, 2009 and September 30, 2008			-
120,000,000 shares issued and outstanding as of June 30, 2009 and September 30, 2008		120	120
Additional paid-in capital		962	962
Statutory reserves		1,024	740
Accumulated other comprehensive income		2,165	2,124
Retained earnings		21,149	15,307

Total stockholders’ equity		25,420	19,253
Non-controlling interests		66	66

Total equity		25,486	19,319

Total liabilities and equity		141,107	115,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Changes in Equity
For the nine months ended June 30, 2009

	Stockholders’ equity
	Preferred stock issued		Common stock issued
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Accumulated other compre- hensive income	Retained earnings	Sub-total	Non- controlling interests	Total
		US$’000		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of September 30, 2008 and October 1, 2008	-	-	120,000,000	120	962	740	2,124	15,307	19,253	66	19,319
Net income	-	-	-	-	-	-	-	6,126	6,126	-	6,126
Transfers to statutory reserves	-	-	-	-	-	284	-	(284)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	41	-	41	-	41

Balance as of June 30, 2009	-	-	120,000,000	120	962	1,024	2,165	21,149	25,420	66	25,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2009

	Nine months ended June 30,
	2009	2008
	US$’000	US$’000

Cash flows from operating activities
Net income	6,126	10,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,151	967
Amortization of long-term land lease prepayments	27	28
Recognition of government subsidies	(96)	(603)
Accrued interest income	(2,198)	-
Imputed interest expenses	-	175
Exchange differences	4	(84)
Deferred taxation	699	627
Changes in operating assets and liabilities:
Account receivables, net	5,078	(13,082)
Other receivables	(9,430)	3,153
Prepayments	1,796	1,600
Inventories, net	220	5,707
Account payables	(2,508)	7,189
Note payables	(1,467)	(9)
Accrued expenses and other accrued liabilities	1,477	(1,332)
Customer deposits	(1,601)	225
Income tax payables	778	(353)

Net cash provided by operating activities	56	14,946

Cash flows from investing activities
Purchase of property, plant and equipment	(2,044)	(3,753)
Investment in restricted bank balances, net	(16,199)	(12,225)
Advance to related parties, net	(7,516)	-

Net cash used in investing activities	(25,759)	(15,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2009

	Nine months ended June 30,
	2009	2008
	US$’000	US$’000

Cash flows from financing activities
Advance to related parties, net	-	(23,690)
Capital contribution to a subsidiary by its minority shareholder	-	64
Dividends paid	-	(1,419)
Proceeds from short-term bank loans	51,616	30,395
Repayment of short-term bank loans	(43,000)	(26,024)
Proceeds from bills financing, net	22,689	15,835
Proceeds from long-term interest-bearing loans	-	4,445
Repayment of long-term interest-bearing loans	(2,338)	(2,085)

Net cash provided by (used in) financing activities	28,967	(2,479)

Net increase (decrease) in cash and cash equivalents	3,264	(3,511)

Cash and cash equivalents, at beginning of period	3,154	5,340
Effect on exchange rate changes	3	951

Cash and cash equivalents, at end of the period	6,421	2,780

Supplemental disclosure of cash flow information
Interest received	591	412
Interest paid	3,335	2,815
Income tax paid	519	1,056

Non-cash investing activities
Accrued interest income from related parties	2,198	-

Non-cash financing activities
Settlement of bills financing with other financial assets	2,918	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

CH Lighting International Corporation (“CH Lighting”), formerly known as Sino-Biotics, Inc., was incorporated on July 6, 2005 under the laws of the State of Delaware, and adopted its existing name effective on August 25, 2008. Its common stock is currently trading on the Over-The-Counter Bulletin Board (“OTCBB”) of NASDAQ under the symbol “CHHN”.

CH Lighting is an investment holding company with no operation. The principal activities of its subsidiaries (together with CH Lighting, collectively referred as to “the Company”) are manufacture and sale of lighting source products and lighting electronic products and investment holding.

Details of CH Lighting’s subsidiaries as of June 30, 2009 are as follows:

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
For the nine months ended June 30, 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 16, 2008, CH Lighting entered into a share exchange agreement (the “Share Exchange Agreement”) with CH International and KEG International Limited (“KEG”), a company incorporated in British Virgins Islands. Pursuant to the Share Exchange Agreement, CH Lighting acquired all of the issued and outstanding common stock of CH International from KEG in exchange for 93,000,000 newly-issued shares of CH Lighting’s common stock, par value of US$0.001, representing 77.5% of CH Lighting’s common stock issued and outstanding upon completion of the share exchange (the “Share Exchange Transaction”).

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
For the nine months ended June 30, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
The unaudited condensed consolidated financial statements of the Company have been prepared by the management pursuant to the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with the GAAP have been condensed or omitted, although the management believes that the disclosures made are adequate to make the information not misleading.

To prepare the financial statements in conformity with the GAAP, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of these financial statements and the reported amounts of income and expenses during the reporting period. Actual amounts may differ from these estimated amounts. In the opinion of the management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary for a fair presentation of the Company’s financial position as of June 30, 2009, the results of operations for both the three months and nine months ended June 30, 2009 and 2008 and cash flows for the nine months ended June 30, 2009 and 2008.

The results of operations and cash flows for the nine months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results and cash flows to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form-10K for the year ended September 30, 2008 filed on December 29, 2008.

Basis of consolidation
The unaudited condensed consolidated financial statements include the financial information of CH Lighting and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Recently issued accounting pronouncements
The management has reviewed all recently issued, for both effective and not yet effective, new accounting pronouncements and considered the following new accounting pronouncements are relevant to the Company:

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS (CONTINUED)

Recently issued accounting pronouncements (Continued)
In December 2007, the Financial Accounting Standards Board (“FASB”) issued No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-“controlling interests” and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interests will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS 160 is effective fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Except for the changes in the presentation and disclosure of non-controlling interests of the Company, the adoption of SFAS 160 has no material impact on the consolidated financial position or results of operations.

 In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in the GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The impact on the adoption of the three related FSPs related only to the disclosures of the Company’s financial instruments as detailed in Note 11 below and has no material impact on the consolidated financial position or results of operations. The management is assessing the impact of the adoption of the three related FSPs on the Company’s annual financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets FASB Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The management considers that the adoption of SFAS 163 has no material impact on the consolidated financial position or results of operations.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS (CONTINUED)

Recently issued accounting pronouncements (Continued)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The management evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date that the management issued these financial statements. The management considers that the adoption of SFAS 165 has no material impact on the consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The management believes that the adoption of SFAS 167 in future periods should not have a material impact on the consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The management believes that the adoption of SFAS 167 in future periods should not have a material impact on the consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with the GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative generally accepted accounting principles for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management believes that the adoption of SFAS 168 in future periods should not have a material impact on the consolidated financial position or results of operations. However, because the FASB Accounting Standards Codification completely replaces existing standards, it will affect the way that the GAAP is referenced within the consolidated financial statements and accounting policies.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

3.	GOVERNMENT SUBSIDIES INCOME

The government subsidies income as granted was recognized as income because no specific condition was attached to the grant.

4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders of CH Lighting by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended June 30, 2009 and 2008.

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

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2009, the Company has identified the jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns are Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of June 30, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended June 30, 2009 and 2008, no interest or penalties were recorded.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

5.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in Hong Kong and the PRC:
For the period	1,031	(69)	1,097	693

Deferred taxes arising in Hong Kong and the PRC:
For the period	233	866	699	627

	1,264	797	1,796	1,320

(b)
Reconciliation from the expected income tax expenses calculated with reference to the average statutory tax rate in the PRC of 25% and 28% for the nine months ended June 30, 2009 and 2008 respectively is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	751	1,510	1,980	3,376
Difference in tax rates in the countries that the Company operates	-	(10)	5	4
Effect on tax incentives / holiday	-	(1,306)	(915)	(2,654)
Tax-exempted / Non-deductible items	352	(121)	66	(116)
Withholding tax	144	710	643	710
Others	17	14	17	-

Income tax expenses	1,264	797	1,796	1,320

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

6.	RESTRICTED BANK BALANCES

The restricted bank balances as of June 30, 2009 and September 30, 2008 represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial institutions as follows:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Note payables	2,530	4,519
Bills financing	27,086	7,367
Banking facilities granted to a related party	2,922	4,428

	32,538	16,314

7.	ACCOUNT RECEIVABLES, NET

Account receivables are presented net of an allowance for doubtful accounts of US$1,549,000 and US$337,000 as of June 30, 2009 and September 30, 2008 respectively.

8.	INVENTORIES, NET

Inventories are consisted of the following:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Raw materials	2,109	3,397
Work-in-progress and semi-finished goods	4,845	2,277
Finished goods	8,151	9,629

	15,105	15,303

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Buildings	6,884	6,869
Plant and machinery	10,898	9,729
Motor vehicles	1,001	1,000
Furniture, fixtures and office equipment	1,210	1,167
Construction-in-progress	3,394	2,548

	23,387	21,313
Accumulated depreciation	(6,153)	(4,995)

	17,234	16,318

10.	BANK BORROWINGS AND OTHER LOANS

Bank borrowings and other loans are comprised of the following:

	Note		As of June 30, 2009	(Audited) As of September 30, 2008
			US$’000	US$’000

Short-term bank borrowings	10	(a)	79,301	50,849
Long-term interest-bearing loans	10	(b)	6,837	9,161

			86,138	60,010

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings

Short-term bank borrowings are comprised of the following:
	Note	As of June 30, 2009	(Audited) As of September 30, 2008
		US$’000	US$’000

Short-term bank loans	10(a)(i)	46,020	38,814
Bills financing	10(a)(ii)	33,281	12,035

		79,301	50,849

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months. These loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by land use rights and buildings of the Company with carrying values as follows:
	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Land use rights	860	887
Buildings	5,400	5,640

	6,260	6,527

Various parties have also issued guarantees against these short-term bank loans as follows:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Guarantees issued by related parties	5,844	13,858
Guarantees issued by unrelated parties	36,436	30,922

The weighted average annual interest rates of the short-term bank loans were 6.25% and 6.41% as of June 30, 2009 and September 30, 2008 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(a)	Short-term bank borrowings (Continued)

(ii)	Bills financing

Bills financing represents amounts due to various banks which are repayable within six months from the date of issue. The bills are guaranteed by related parties and secured by restricted bank balances and other financial assets of the Company with carrying values as follows:
	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Restricted bank balances	27,086	7,367
Other financial assets	-	2,918
Guarantees issued by related parties	3,214	-

	30,300	10,285

The weighted average annual interest rates of the bills financing were 1.41% and 5.69% as of June 30, 2009 and September 30, 2008 respectively.

(b)	Long-term interest-bearing loans

Long-term interest-bearing loans are collateralized by machineries with net book values of US$3,690,000 and US$3,929,000 as of June 30, 2009 and September 30, 2008, respectively, and guaranteed by a third party and certain related parties.

The long-term interest-bearing loans are repayable as follows:
	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Not exceeding 1 year	2,858	3,068
More than 1 year but not exceeding 5 years	3,979	6,093

	6,837	9,161
Portion classified as current liabilities	(2,858)	(3,068)

Long-term portion	3,979	6,093

The weighted average annual interest rates of the long-term interest-bearing loans were 5.11% and 6.81% as of June 30, 2009 and September 30, 2008 respectively.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

11.	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted bank balances, other financial assets, account receivables/payables, other receivables/payables, prepayments, note payables, accrued expenses and other liabilities, customer deposits, amount due from/to related parties and bank borrowings and other loans. The management has estimated that the carrying amount of those current financial instruments approximates their fair value due to their short-term nature. The fair value of those non-current financial instruments, as estimated based on the current rates offered to the Company for debt of similar terms and maturities, was not materially different from their carrying value as of June 30, 2009 and September 30, 2008.

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

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

12.	RELATED PARTY BALANCES (CONTINUED)

(b)	Summary of balances with related parties:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000
Due from related parties:
Ms. Gan	1,874	636
CH Childcare	154	154
Henghui	29,438	26,352
Yingbao Childcare	7,813	7,360
Hecheng	1,386	-

	40,665	34,502
Portion classified as current assets	(33,633)	(7,058)

Long term portion	7,032	27,444

The amounts due from related parties represent unsecured advances which were interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at 1-3 Years Lending Rate offered by the People’s Bank of China plus 0.5% per annum. Interest shall be paid annually. During the nine months ended June 30, 2009, interest income of US$2,198,000 was recognized in the unaudited condensed consolidated statements of operations and comprehensive income. The Company plans to collect the outstanding amounts due as of June 30, 2009 gradually over the next two years. The estimated amount to be collected after one year is approximately US$7,032,000 (As of September 30, 2008: US$27,444,000).

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Due to related parties:
Mr. Zhao	-	3,203
SX Umbrella	25	25
Hecheng	-	398

	25	3,626

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

13.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2009 and September 30, 2008:

	As of June 30, 2009	(Audited) As of September 30, 2008
	US$’000	US$’000

Within one year	27	21
One to two years	15	15
Two to three years	15	15
Three to four years	15	15
Four to five years	15	15
Over five years	6	3

Total	93	84

(b)	Capital commitments

As of June 30, 2009 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchase of machinery of approximately US$10,114,000 and US$3,343,000 respectively.

(c)	Contingencies

As of June 30, 2009 and September 30, 2008, the Company had provided corporate guarantees of approximately US$4,382,000 and US$5,106,000, respectively, for revolving bank loans and notes drawn by unrelated company incorporated in the PRC (“Company A”).

The guarantee for Company A arose from the mutual negotiation between Zhejiang CH and Company A. Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank facilities of Zhejiang CH. The guarantee was for bank loans and notes drawn by Company A and will be terminated upon mutual agreements between Zhejiang CH and Company A. If Company A defaults on the repayment of its bank loans or notes when they fall due, Zhejiang CH is required to repay the outstanding balance. There is no recourse or collateralization provision in the guarantee. As of June 30, 2009, the guarantee provided for the bank loans and notes drawn by Company A was approximately RMB30,000,000 or US$4,382,000 or US$0.04 per share of common stock outstanding (As of September 30, 2008: RMB35,000,000 or US$5,106,000 or US$0.05 per share of common stock outstanding), which is also the maximum potential amount of future payments under the guarantee as of June 30, 2009 and September 30, 2008.

CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended June 30, 2009

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)	Contingencies (Continued)

However, default by Company A is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor’s obligation under the guarantee recognized as of June 30, 2009 and September 30, 2008.

14.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income as and when the related employee services are provided as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000
Contributions to defined contribution retirement schemes	57	111	138	181

15.	SEGMENT INFORMATION

For the nine months ended June 30, 2009 and 2008, the entire revenue of the Company represented net sales of lighting source and lighting electronics products. No financial information by business segment is therefore presented.

The table below summarizes the customer base by geographic region:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

China, including Hong Kong	4,092	17,576	17,410	39,819
Europe	1,806	2,007	6,201	4,908
Middle East	1,164	3,685	5,429	7,708
Korea	1,349	2,919	2,918	7,794
United States	155	278	293	684
Africa	39	99	122	362
Others	773	762	1,834	3,192

Total	9,378	27,326	34,207	64,467

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

            From its inception through the closing of the Exchange, the Company has not had any operations. Prior to the Exchange, the Company was considered a “blank check” company with US$500 in assets and with a net loss of approximately US$80,227 for the fiscal year ending September 30, 2007.  As of June 30, 2008, the Company had approximately US$21,900 in liabilities. As of July 16, 2008, the Company did not have any liabilities.

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

CH International also owns ninety percent (90%) of Shangyu CH Laboratory Testing Company Limited, a company organized under the laws of the PRC on January 7, 2008 (“CH Lab”).

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

The Company has 32 established offices in China and has cooperative agreements with over 450 distributors in the Chinese market and over 380 foreign customers in the international market. The Company has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets.  The Company is currently in the process of establishing agents in the United States.

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

Enterprise Marketing Strategy and Methods of Distribution

Domestic Marketing Strategy

The Company owns patents for special lighting lamps and currently holds a leading position in the Chinese domestic market. The Company’s sale of products has yielded positive results since 2006 when it entered the Chinese market. Set forth below are some key features of the Company’s domestic marketing strategy:

•
Effective and Professional Sales Team. The Company is aware of the importance of effective and professional sales teams.  As a result, we recruit dynamic and enthusiastic personnel.  We offer a very competitive package and we provide full-scale trainings to continuously enhance our personnel’s performance. In addition to day-to-day sales training, the Company’s domestic marketing center holds Marketing Training Camp, hiring renowned teachers from Beijing and other places throughout the country to provide training courses designed to build a cohesive, creative, strong team with effective marketing skills.

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

International Sales through Distributors

The Company also implements its distribution system in the international market. In the Middle East, the Company has a regional agent in Saudi Arabia that is solely responsible for the product in the local Middle East market.  In the European market, the Company has a regional agent in Belgium who is in charge of regional marketing. The Company has also set up a branch in Hong Kong responsible for marketing the businesses to the Asia-Pacific region.

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

•
Green Lighting Procurement Projects. Recently, the Ministry of Finance and the State Development and Reform Commission jointly held the "National Project to Promote Efficient Lighting Products Tender" whereby more than 30 well-known enterprises bid for projects.  The Company won several bids for projects in 2008 and 2009, including the Green Lighting Procurement Project of Central Government Departments under the CPC Central Committee.

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

Domestic Direct Sales

The Company is one of the key lighting products suppliers to the Chinese government.  The government procurement market is an important part the Company's business development, and the Company has been very successful in such endeavors. For example, the Company is the only enterprise in the Chinese lighting industry that was awarded the China Energy-Saving Contribution Award for two (2) consecutive years. It has the highest number of series of products on the Chinese government’s procurement list of energy-saving products out of all lighting enterprises.  The Company is a leading company participating in the national efficient lighting products promotion project. In addition, the Company’s products were given the status of “State Inspection-free Qualification” in China.

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

•
Hangzhou Civic Center Lighting Project. In September 2008, the Company successfully won the Hangzhou Civic Center Lighting Project.  The Company was required to deliver and complete the project within one month.  The Hangzhou Civic Center opened in October 2008 as the largest municipal building in the Zhejiang Province.

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

Results of Operations

Results of Operations For the Three (3) Months Ended June 30, 2009 Compared To The Three (3) Months Ended June, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three (3) Months Ended June 30
	2009	2008	2009	2008

Operating revenues	$9,378,000	$27,326,000	100.00%	100.00%

Cost of sales	$(7,475,000)	$(18,984,000)	(79.71)%	(69.47)%

Gross income	$1,903,000	$8,342,000	20.29%	30.53%

Selling, marketing and distribution expenses	$(2,530,000)	$(909,000)	(26.98)%	(3.33)%

General and administrative expenses	$(2,131,000)	$(1,339,000)	(22.72)%	(4.90)%

Operating (loss) income	$(2,758,000)	$6,094,000	(29.41)%	22.30%

Government subsidies income	$6,064,000	$73,000	64.66%	0.27%

Other income	$4,000	$33,000	0.04%	0.12%

Interest income	$936,000	$169,000	9.98%	0.62%

Interest expense	$(1,243,000)	$(747,000)	(13.25)%	(2.73)%

Income before income taxes	$3,003,000	$5,622,000	32.02%	20.57%

Income taxes expense	$(1,264,000)	$(797,000)	(13.48)%	(2.92)%

Net income	$1,739,000	$4,825,000	18.54%	17.66%

Net income attributable to non-controlling interests	$-	$-	-%	-%

Net income attributable to CH lighting International Corporation	$1,739,000	$4,825,000	18.54%	17.66%

Other comprehensive income	$4,000	$(4,000)	0.04%	0.01%

Comprehensive income	$1,743,000	$4,821,000	18.59%	17.65%

Operating Revenues

Operating Revenues for the three months ended June 30, 2009 decreased by US$17,948,000 or 65.68%, to US$9,378,000 compared to US$27,326,000 for the corresponding period in 2008. The decrease occurred as a result of (i) a drop in export sales due to the global recession, (ii) a slow down of PRC government procurement orders after the Olympic Games and (iii) a change in lighting incentive policies of the PRC government from indirect subsidies on unit price of energy saving lighting products to direct subsidy funds granted.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 and 2008 were US$7,475,000 and US$18,984,000, respectively, and cost rates were 79.71% and 69.47%, respectively. The increase in cost rates occurred as a result of the Company’s implementation of a price reduction strategy since January 2009 in response to the global recession. The unit selling price of the Company’s products was cut by about 5% to 10% as compared with the corresponding period in 2008.

Selling, Marketing and Distribution Expenses

Selling, marketing and distribution expenses for the three months ended June 30, 2009 and 2008 were US$2,530,000 and US$909,000, respectively. The increase occurred as a provision for the rebate to the distributors of US$1,860,000 was made for domestic sales for the three months ended June 30, 2009. No such provision was required in the corresponding period in 2008 as such rebate schemes commenced in December 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 and 2008 were US$2,131,000 and US$1,339,000, respectively. This increase is primarily due to the fact that a provision for doubtful accounts of US$989,000 was made for the three months ended June 30, 2009 compared to a provision of US$203,000 in the corresponding period in 2008, which is partially offset by the Company’s cost saving plans implemented since January 2009 in response to the global recession.

Government Subsidies Income

Government subsidies income for the three months ended June 30, 2009 and 2008 was US$6,064,000 and US$73,000, respectively. The increase relates to the change in lighting incentive policies of the PRC government, from indirect subsidies on the unit purchase price of energy saving lighting products to direct subsidy funds granted.

Interest Income

Interest income for the three months ended June 30, 2009 and 2008 was US$936,000 and US$169,000, respectively. The increase relates to the recognition of interest income receivables from related parties of US$706,000 for the three months ended June 30, 2009, compared to the corresponding period in 2008 as the relevant interest has been charged since July 16, 2008.

Interest Expense

Interest expense of US$1,243,000 for the three months ended June 30, 2009 was higher than the interest expense of US$747,000 which were incurred during the corresponding period in 2008. This increase reflects the increase in short term bank borrowings.

Net Income

For the three months ended June 30, 2009 and 2008, the Company realized a net income of US$1,739,000 and US$4,825,000, respectively.

Results of Operations for the Nine (9) Months Ended June 30, 2009 Compared To the Nine (9) Months Ended June 30, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Nine (9) Months Ended June 30
	2009	2008	2009	2008

Operating revenues	$34,207,000	$64,467,000	100.00%	100.00%

Cost of sales	$(24,585,000)	$(44,332,000)	(71.87)%	(68.77)%

Gross income	$9,622,000	$20,135,000	28.13%	31.23%

Selling, marketing and distribution expenses	$(5,003,000)	$(1,904,000)	(14.63)%	(2.95)%

General and administrative expenses	$(4,180,000)	$(4,024,000)	(12.22)%	(6.24)%

Operating income	$439,000	$14,207,000	1.28%	22.03%

Government subsidies income	$8,005,000	$369,000	23.40%	0.57%

Other income	$24,000	$63,000	0.07%	0.10%

Interest income	$2,789,000	$412,000	8.15%	0.62%

Interest expense	$(3,335,000)	$(2,993,000)	(9.75)%	(4.64)%

Income before income taxes	$7,922,000	$12,058,000	23.16%	18.70%

Income taxes expense	$(1,796,000)	$(1,320,000)	(5.25)%	(2.05)%

Net income	$6,126,000	$10,738,000	17.91%	16.66%

Net income attributable to non-controlling interests	$-	$-	-%	-%

Net income attributable to CH lighting International corporation	$6,126,000	$10,738,000	17.91%	16.66%

Other comprehensive income	$41,000	$832,000	0.12%	1.29%

Comprehensive income	$6,167,000	$11,570,000	18.03%	17.95%

Operating Revenues

Operating Revenues for the nine months ended June 30, 2009 decreased by US$30,260,000, or 46.94%, to US$34,207,000 compared to US$64,467,000 for the corresponding period in 2008. The decrease occurred as a result of (i) a drop in export sales due to the global recession, (ii) a slow down of PRC government procurement orders after the Olympic Games and (iii) a change in lighting incentive policies of the PRC government from indirect subsidies on unit price of energy saving lighting products to direct subsidy funds granted.

Cost of Sales

Cost of sales for the nine months ended June 30, 2009 and 2008 were US$24,585,000 and US$44,332,000, respectively, and cost rates were 71.87% and 68.77%, respectively. The reduction in the unit selling price of the Company’s products since January 2009 is partly offset by improvement in the operation efficiency.

Selling, Marketing and Distribution Expenses

Selling, marketing and distribution expenses for the nine months ended June 30, 2009 and 2008 were US$5,003,000 and US$1,904,000, respectively. The increase occurred as a provision for the rebate to the distributors of US$2,848,000 was made for domestic sales for the nine months ended June 30, 2009. No such provision was required in the corresponding period in 2008 as such rebate schemes commenced in December 2008.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2009 and 2008 were US$4,180,000 and US$4,024,000, respectively. The increase is primarily due to the fact that a provision for doubtful accounts of US$1,211,000 was made for nine months ended June 30, 2009 compared to a provision of US$208,000 during the corresponding period in 2008, which is partially offset by the Company’s cost saving plans implemented since January 2009 in response to the global recession.

Government Subsidies Income

Government subsidies income for the nine months ended June 30, 2009 and 2008 was US$8,005,000 and US$369,000, respectively.  The increase is attributable to the change in lighting incentive policies of the PRC government, from indirect subsidies on the unit purchase price of energy saving lighting products to direct subsidy funds granted.

Interest Income

Interest income for the nine months ended June 30, 2009 and 2008 was US$2,789,000 and US$412,000, respectively. The increase is attributable to the recognition of interest income receivables from related parties of US$2,198,000 for the nine months ended June 30, 2009. No such income was reported in the corresponding period in 2008 as the relevant interest has been charged since July 16, 2008.

Interest Expense

Interest expense for the nine months ended June 30, 2009 and 2008 was US$3,335,000 and US$2,993,000, respectively. The increase is attributable to new short term bank loans raised during the period and partially offset by the drop in bank borrowing interest rates in the PRC.

Net Income

For the nine month periods ended June 30, 2009 and 2008, the Company realized a net income of US$6,126,000 and US$10,738,000, respectively.

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

The following table sets forth the summary of our cash flows, in dollars, for the periods indicated:

	Nine (9) Months Ended June 30
	2009	2008
Net cash provided by operating activities	$56,000	$14,946,000
Net cash used in investing activities	$(25,759,000)	$(15,978,000)
Net cash provided by (used in) financing activities	$28,967,000	$(2,479,000)
Net increase (decrease) in cash and cash equivalents	$3,264,000	$(3,511,000)
Effect of exchange rate changes on cash	$3,000	$951,000
Cash and cash equivalents at beginning of the period	$3,154,000	$5,340,000
Cash and cash equivalents at end of the period	$6,421,000	$2,780,000

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

Operating Activities

China's domestic market is different from the export market in that the Company produces “made to order” products for the export market as opposed to the domestic market where the Company prepares a sufficient stock of goods to meet the needs of clients at any time.  Furthermore, the export market requires advance payment of 20% to 80% of the balance due prior to delivery.  On the other hand, the Company offers clients in the domestic market credit lines with usual payment terms equal to 90 days.

The decrease in the net cash provided by operating activities was mainly due to the changes in the net operating assets and liabilities which are analyzed as follows, in dollars, for the periods indicated:

	Nine (9) Months Ended June 30
	2009	2008
Account receivables, net	$5,078,000	$(13,082,000)
Inventories, net	$220,000	$5,707,000
Prepayments	$1,796,000	$1,600,000
Other receivables	$(9,430,000)	$3,153,000
Account payables	$(2,508,000)	$7,189,000
Note payables	$(1,467,000)	$(9,000)
Accrued expenses and other accrued liabilities	$1,477,000	$(1,332,000)
Customer deposits	$(1,601,000)	$225,000
Income tax payables	$778,000	$(353,000)
Changes in operating assets and liabilities	$(5,657,000)	$3,098,000

Investing Activities

The increase in net cash used in investing activities was mainly due to the investment in restricted bank balances the changes to which are connected with changes in bank borrowings. The net cash used in investing activities is analyzed as follows, in dollars, for the periods indicated:

	Nine (9) Months Ended June 30
	2009	2008
Purchase of property, plant and equipment	$(2,044,000)	$(3,753,000)
Investment in restricted bank balances, net	$(16,199,000)	$(12,225,000)
Advance to related parties, net	$(7,516,000)	$-
Net cash used in investing activities	$(25,759,000)	$(15,978,000)

Financing Activities

The Company obtains financing for its operations and development mainly through short-term bank loans, long-term interest-bearing loans and bill financings. The increase in net cash provided by financing activities is analyzed as follows, in dollars, for the periods indicated:

	Nine (9) Months Ended June 30
	2009	2008
Advance to related parties, net	$-	$(23,690,000)
Capital contribution to a subsidiary by its minority shareholder	$-	$64,000
Dividends paid	$-	$(1,419,000)
Proceeds from short-term bank loans	$51,616,000	$30,395,000
Repayment of short-term bank loans	$(43,000,000)	$(26,024,000)
Proceeds from bills financing, net	$22,689,000	$15,835,000
Proceeds from long-term interest-bearing loans	$-	$4,445,000
Repayment of long-term interest-bearing loans	$(2,338,000)	$(2,085,000)
Net cash provided by (used in) financing activities	$28,967,000	$(2,479 ,000)

Working Capital

Account Receivables and Allowance for Doubtful Accounts

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers.  The Company had gross accounts receivable balances of US$15,370,000 as of June 30, 2009 and US$19,208,000 as of September 30, 2008, a decrease of 19.98%.

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  The Company’s management has determined its allowance for doubtful accounts was US$1,549,000 and US$337,000 as of June 30, 2009 and September 30, 2008, respectively.

Other Receivables

The Company had other receivables of US$13,529,000 as of June 30, 2009 and US$4,093,000 as of September 30, 2008, an increase of 230.54%, which is mainly driven by the recognition of subsidy income receivable from the PRC government of US$5,867,000. The US$3,409,000 mainly represented deposits made to a financial institution for certain finance leases of the Company.

Prepayments

The Company had prepayments of US$934,000 as of June 30, 2009 and US$2,724,000 as of September 30, 2008. The decrease of 65.71% was due to the fact that several pre-paid deposits for purchases of raw materials were utilized during the period.

Inventories

Inventories are stated at the lower of cost or market under the weighted average method.  Management reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

The Company had balances for inventories (net) of US$15,105,000 as of June 30, 2009 and US$15,303,000 as of September 30, 2008, a decrease of 1.29%.  As of June 30, 2009, the Company had determined that no reserves are necessary.

	As of June 30, 2009	As of September 30, 2008
Raw materials	$2,109,000	$3,397,000
Work-in-progress and semi-finished goods	$4,845,000	$2,277,000
Finished goods	$8,151,000	$9,629,000
Total inventories	$15,105,000	$15,303,000

Cash and Cash Equivalents

The Company had cash and cash equivalents of US$6,421,000 as of June 30, 2009 and US$3,154,000 as of September 30, 2008, an increase of 103.58%.

Trade and Note Payables

The Company had trade and note payables of US$22,719,000 as of June 30, 2009 and US$26,654,000 as of September 30, 2008. The decrease of 14.76% was due to the reduction of the operating activities of the Company.

Accrued Expenses and Other Liabilities

The Company had accrued expenses and other liabilities of US$2,503,000 as of June 30, 2009, and US$1,024,000 as of September 30, 2008. The increase of 144.43% was due to a provision for sales rebates of US$1,468,000 as of June 30, 2009.

Capital Expenditures

The Company had property, plant and equipment (net) equal to US$17,234,000 as of June 30, 2009 and US$16,318,000 as of September 30, 2008.  The increase in assets was due to an increase in production capacity.

	As of June 30, 2009	As of September 30, 2008
Buildings	$6,884,000	$6,869,000
Plant and machinery	$10,898,000	$9,729,000
Motor vehicles	$1,001,000	$1,000,000
Furniture, fixtures and office equipment	$1,210,000	$1,167,000
Construction-in-progress	$3,394,000	$2,548,000
Accumulated depreciation	$(6,153,000)	$(4,995,000)
Property, plant and equipment	$17,234,000	$16,318,000

The Company had balances for long-term land lease prepayments (net) of US$860,000 and US$887,000 as of June 30, 2009 and September 30, 2008, respectively.

Off-Balance Sheet Arrangements

Financial Guarantees

The Company entered into cross financial guarantee contracts with unrelated third parties in the ordinary course of business. The maximum potential amount of future payments under these guarantees is as follows:

	As of June 30, 2009	As of September 30, 2008
Financial guarantees	$4,382,000	$5,106,000

The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Capital Commitments

As of June 30, 2009 and September 30, 2008, the Company had capital expenditure commitments for construction projects and purchases of machinery of approximately US$10,114,000 and US$3,343,000,   respectively.

Operating Lease Commitments

The following table summarizes rental payments under non-cancelable operating leases:

	As of June 30, 2009	As of September 30, 2008
Within one (1) year	$27,000	$21,000
2–3 years	$30,000	$30,000
4–5 years	$30,000	$30,000
Over five (5) years	$6,000	$3,000
Total operating lease obligations	$93,000	$84,000

Long Term Bank Indebtedness

The long-term interest-bearing loans are repayable as follows:

	As of June 30, 2009	As of September 30, 2008
Within one (1) year	$2,858,000	$3,068,000
2–3 years	$3,979,000	$6,093,000
Total long term bank indebtedness	$6,837,000	$9,161,000

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2009, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company had no unregistered sales of equity securities.

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

Date: August 14 , 2009	By:	/s/ Zhao Guosong
Name: Zhao Guosong
Its: President, Chief Executive Officer and Principal Executive Officer

Date: August 14, 2009	By:	/s/ Huang Hsiao-I
Name: Huang Hsiao-I
Its: Chief Financial Officer, Corporate Secretary, Principal Financial and Accounting Officer