Form 10-K
period 2009-09-30
CH LIGHTING INTERNATIONAL CORP
filed 2009-12-29
CIK 1110396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, par value US$0.001 per share

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of March 31, 2009 was approximately US$59,500,000.

The number of outstanding shares of the registrant’s Common Stock on December 26, 2009 was 120,000,000.

CH LIGHTING INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2009

Index

TABLE OF CONTENTS

(In thousands for dollar amount except par value)

PART I

ITEM 1.	Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of CH Lighting International Corporation (formerly known as “Sino-Biotics, Inc.” and hereinafter, the “Company”) that are not purely historical are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All references to “CH Lighting International Corporation”, “us”, “we” or the “Company” in this Annual Report mean CH Lighting International Corporation, a Delaware corporation, and all entities owned or controlled by CH Lighting International Corporation, except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

Prior Operations of the Company

The Company’s predecessor, Innovative Coatings, a Georgia corporation, ceased operations in June 2003.  On August 1, 2003, ICC Holdings Corp. was formed as a wholly-owned subsidiary of Innovative Coatings.  Also on August 1, 2003, Instachem Systems was formed as a wholly-owned subsidiary of ICC Holdings Corp. and ICC Merger Corp. was formed as a wholly-owned subsidiary of Instachem Systems.  On August 11, 2003, ICC Holdings Corp. merged with its parent company, Innovative Coatings, to change its State of incorporation from Georgia to Oklahoma.  On August 12, 2003, ICC Merger Corp. bought ICC Holdings Corp. A new corporation with ownership unrelated to the above, Sino-Biotics, Inc., was formed in Delaware on July 6, 2005.  On July 18, 2005, Instachem Systems sold ICC Merger Corp. to an individual for US$1.  On July 19, 2005, Sino-Biotics, Inc. bought Instachem Systems. As a result of the above, the pre-existing creditors of the original operating entity, Innovative Coatings, were spun off through the sale of ICC Merger in July 2005.

The Share Exchange Transaction

On July 16, 2008 (the “Closing Date”), Sino-Biotics, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International Holdings Limited, a British Virgin Islands investment holding company (“CH International”) and KEG International Limited, a British Virgin Islands company and the sole stockholder of CH International (the “Stockholder”). As a result of the share exchange, Sino-Biotics, Inc. acquired all of the issued and outstanding securities of CH International from the Stockholder in exchange for Ninety-Three Million (93,000,000) newly-issued shares of Sino-Biotics, Inc.’s common stock, par value US$0.001 per share (“Common Stock”), representing seventy-seven and one half percent (77.5%) of the issued and outstanding Common Stock as of the Closing Date (the “Exchange”).  As a result of the Exchange, CH International became a wholly-owned subsidiary of Sino-Biotics, Inc.

From its inception through the closing of the Exchange, the Company has had no operations. Prior to the Exchange, the Company was considered a “blank check” company with US$1 in assets and a net loss of approximately US$80 for the fiscal year ending September 30, 2007.  As of March 31, 2008, the Company had approximately US$22 in liabilities. On July 16, 2008, the Company did not have any liabilities.

(In thousands for dollar amount)

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

Current Operations of the Company (General Development of Business)

CH Lamps manufactures and sells fluorescent lamp tubes, bulbs, luminaires and other decorative products. CH Lighting PRC currently manufactures and sells lighting products and luminaires (light fitting parts). In order to increase our sales volume in the international market and upon approval by the PRC’s Ministry of Commerce in November 2005, CH Lighting PRC purchased CH Hong Kong, which is mainly engaged in the export trade and information technology services.  CH Technology manufactures and sells sterilized electronic appliances, lighting equipment and luminaires (light fitting parts).  CH Lab was established on January 7, 2008 in the PRC and currently provides laboratory testing services of lighting sources and electronic products.

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

The volume of production and sales of linear fluorescent lamps amounted to 1.5 billion and 3.4 billion in China in 2007 and 2008, respectively, however there are only fifteen (15) enterprises (including CH International) whose annual volume of production and sales of linear fluorescent lamps exceeded (in the aggregate) 1.04 billion and 1.9 billion in 2007 and 2008, respectively. In 2007, CH International accounted for eight percent (12%) of the market share of China’s linear fluorescent lamp market, ranking third among total linear fluorescent lamp manufacturers in China, and according to the China Association of Lighting Industry, the Company’s T5 fluorescent lamp model was and currently is the best selling product in the Chinese market.

The Company has three (3) major production facilities: CH Lighting PRC, CH Lamps and CH Technology, collectively covering 62,000m2, with floor area of 70,000m2, having fifteen (15) automatic light source production lines, capable of producing 120 million light sources and 17 million sets of  luminaries annually.

The Company also established a Special Light Source Research Center in 2003 and a Light Source and Fitting Inspection and Development Laboratory in January 2008, of which the latter has been declared a state-accredited laboratory. Furthermore, the Company employs an external consulting team composed of over 21 professors and experts in the industry. The Company has 161 patents (including 23 patents pending) and is a participant as well as contributor to various China Lighting Industry Standards.

(In thousands for dollar amount)

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

Since 1996, the export volume of lighting products manufactured in China grew by over twenty percent (20%) each year. In 2006, the total output of electric light sources amounted to 10.9 billion, ranking first throughout the world in that year, including 3.71 billion florescent lamps (accounting for 34% of total electric light sources) and 4.37 billion incandescent lamps (accounting for 33% of total electric light sources). In 2007, the total output of electric light sources amounted to 12.2 billion, including 4.8 billion florescent lamps (accounting for 39% of total electric light sources). In 2008, the total output of electric light sources amounted to 14.5billion, including 6.1 billion florescent lamps (accounting for 42% of total electric light sources).

The rate of florescent lamp to incandescent lamp sales increased from 1:6.52 in 1995 to 1:1.05 in 2008 Among florescent lamps, compact power-saving florescent lamp sales totaled 3.37 billion in 2008, evidencing a trend in electric light sources towards energy conservation.

As foreign-owned enterprises have multiplied in China, such competition has also internationalized the Chinese lighting market. We believe this will cause further reorganization and integration toward market centralization. The Chinese lighting market has shown increasing demand for lighting products, and rapid growth in different grades and patterns of power-saving light sources and the development of lighting products for different uses. Therefore, market participants have focused on accelerating the development, popularization and application of “green” and power-saving lighting products in China’s lighting industry.

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

Currently, energy deficiency across the world has come into reality.  Also, CO22 (carbon dioxide) emissions have raised the question of global warming and a deteriorating living environment. Such issue have been recognized around the world. Countries have formulated important policies to develop and popularize green and power-saving lighting lamps. The Chinese government has also placed energy savings and emission reduction as long-term national policies, followed by certain targets and specific measures that have been enacted and put into effect. For the next three (3) years the Chinese government intends promote and popularize 50 million high-effective power-saving lighting products each year. With rapid advancements in China’s urbanization, real estate and secondary education will produce increasing space for growth and demand, and we believe China’s lighting industry will have a tremendous opportunity to reap great benefits.

(In thousands for dollar amount)

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

In 2006, the State Council issued the Decision of the State Council on Strengthening Energy-saving Work and in 2007, Comprehensive Work Schedule of Energy Savings and Pollution Reduction. The National Development and Reform Commission further organized certain departments and associations to incorporate power-saving lighting work into energy savings and pollution reduction and is now constituting a Plan for the Implementation of Governmental Subsidy for Popularization of High-Effective and Power-Saving Products. These policies and others reflect China’s strategic planning with respect to developing a circular economy (development with environmental and resources protection) and promoting the development of green power-saving products.

Under the direction and support of China’s national industrial policy, it is expected that China will take comprehensive measures to (a) promote healthy development of the high-effective lighting market, (b) actively explore new mechanisms to promote and utilize such lighting products, (c) provide extensive publicity and training on power-saving products and (d) engage in international exchange and cooperation with respect to the aforementioned topics. In light of these advancements and policies, we believe hi-tech enterprises such as CH International with exclusive intellectual property in the lighting industry have a tremendous opportunity for development in China.

Growth of Chinese Economy

China’s national economy has experienced significant growth in recent years, and we are equally optimistic with the lighting industry. We believe the following fields will become hot spots pushing forward supply and demand in China’s lighting market and providing economic growth opportunities for the Company:

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

(In thousands for dollar amount)

•
the increased attention given to the effects of lighting on human vision creates increased demand performance-improvement lighting products, especially the implementation of such products in educational facilities;

•	the increasing global energy crisis and the shift in the global lighting industry to China enhances demand for lighting products and simultaneously promotes the growth of Chinese lighting enterprises.

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

Integral Market Share

In 2005, the market share of lighting products was about US$100 billion throughout the world, and China’s was approximately US$13.5 billion, accounting for 13.5% of the global market. The sales value of Chinese-made lighting products was US$21 billion, accounting for 21% of total sales value across the world.

In 2005, China had about 10,000 enterprises manufacturing lighting products, with sales values of RMB140 billion (US$16.9 billion) and export of US$8 billion. In 2005, the breakdown of electric light source products were as follows: electric incandescent lamps accounting for 43%, fluorescent lamps accounting for 15.8%, HID lamps accounting for 12%, tungsten-halogen lamps accounting for 1.2% and other sources accounting for 28%. Since 1996, the annual growth of export volume of China’s lighting products has exceeded 20% and the export reached US$10 billion. In 2006, China had sales values of RMB160 billion (US$20.4 billion) and in 2008 China had sales value of RMB 180 billion (US$23.3 billion). It has been estimated by an international research institute that by the year 2013, total global demand for lighting products will amount to US$140 billion, in which light source products will account for 20% and luminaires will account for 80%.

Export Volume of Chinese Lighting Industry over 1999~2007
 (Unit: 100 million)

Year	1999	2000	2001	2002	2003	2004	2005	2006	2007
Sales volume	26.5	32	38	43.7	54	66.5	79.5	100	128
Source: China Association of Lighting Industry

(In thousands for dollar amount)

Industry Sales

In recent years, the Chinese lighting industry has experienced continuous, rapid and stable growth and has formed a production base of global lighting products.

China’s lighting industry achieved sales of RMB 45 billion (US$5.4 billion) in 1999, RMB 180 billion (US$24 billion) in 2007 and up to an estimated RMB 200 billion (US$28.6 billion) in 2008. According to experts’ analysis, Chinese lighting industry will continue its stable growth in the following 5~10 years.

Industry Sales Volume (1999 - 2008)
 (Unit: 100 million)

Year	1999	2000	2001	2002	2004	2005	2006	2007	2008
Sales volume	450	550	680	800	1100	1300	1500	1800	2400
Source: China Association of Lighting Industry

China’s Electric Light Source Market

According to the China Association of Lighting Industry, China has become a huge light product manufacturing country. China’s gross output of electric light sources reached 82,655 million in 2008, ranking first in the world, including 29.7 billion fluorescent lamps (36% of total output). The production volume of T8 fluorescent lamps in 2008 was up 16% from 2007, for T5 fluorescent lamps was up 25.1% from 2007 in 2008 and for compact fluorescent lamps was up 18.6% from 2007 in 2008. The rate of fluorescent lamps to incandescent lamps increased from 1:1.53 in 2005 to 1:1.18 in 2006 and increased from 1:1.18 in 2006 to 1.07:1 in 2007 and increased from 1:1.07 in 2007 to 1.05:1 in 2008. The structure of electric light source products has also shifted towards power-saving product types.

China’s output of fluorescent lamps was 30.6 billion in 2008, up 17.06% from 2007 (26.14 billion) and the rate of incandescent lamps to fluorescent lamps was 1:1.18. It is estimated that in the year 2010 the production volume of China’s fluorescent lamps will reach 5.8 billion and that the rate of incandescent lamps to fluorescent lamps will be 1:1.3.

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

In addition, developed countries have enacted laws prohibiting incandescent lamps. For example, in Taiwan, within five (5) years, it is believed that incandescent lamps will be purged out of the market. In the United States, recent legislation has aimed at replacing incandescent lamps with fluorescent lamp and LEDs and in Europe by 2020 the European Union plans to reduce energy consumption by twenty percent (20%) by banning the incandescent lamp. This is a very favorable factor when considering the development of China’s power-saving fluorescent lamp industry. About 70% of power-saving fluorescent lamps made in China are exported, and we believe further expansion into the foreign markets will yield more extensive market prospects and more opportunities for green lighting product manufacturing industry participants.

(In thousands for dollar amount)

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

Our revenues from the sale of our products were US$14,047 for fiscal year 2005 (100% of all revenues), US$15,225 for fiscal year 2006 (100% of all revenues), US$32,379 for fiscal year 2007 (100% of all revenues), US$90,864 for fiscal year 2008 (100% of all revenues) and US$57,459 for fiscal year 2009 (100% of all revenues).  Set forth below is a description of our best-selling products and services. A more complete list of our products and services can be found our website at http://chlighting.com.

Lighting Source Products

CH International’s light source products may be divided into “Special Lighting” and “General Lighting”. A description of both categories, as well as a brief description of our best selling products in both categories, is set forth below.

	Revenues at September 30, 2009 (US$)	Percentage of Total Revenue
General Lighting Source Products	16,119	28.05%
Special Lighting Source Products	12,920	22.49%

Special Lighting Source Products

CH International leads the special light source market and presently has no significant competition in Chinese market with respect to the innovation, type and sales of such products. Revenues generated from the sale of special lighting source products accounted for approximately 22.49% of our product sales during the fiscal year ended September 30, 2009.

Special Lighting Source Products	Revenues at September 30, 2009 (US$)	Percentage of Special Lighting Products
Air Cleaning Lamps	315	2.44%
Power-Saving Lamps	6,046	46.8%
Plant Growth Fluorescent Lamps	828	6.41%
Marketplace Lighting Products	3,730	28.87%
Performance-Improvement Lighting Products	1,579	12.22%
Sterilizing and Disinfecting Lighting Products	422	3.27%
Total:	12,920	100%

(In thousands for dollar amount)

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

This single product has relatively high profits (approximately 2.44% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009) and we believe such product has great market potential and may be deemed to be a key growth point of our future business development.

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

Revenues generated from the sale of power saving lamps accounted for approximately 46.8% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009.

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

(In thousands for dollar amount)

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

Revenues generated from the sale of plant growth fluorescent lamps accounted for approximately 6.41% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009 and have occupied a dominant position in the Chinese market.

 Vision-Improvement Lighting Products

Ordinary lighting products may easily tire the eyes and induce short sight. High myopia may also induce a series of complications with the eye. Our vision-improvement products (which include the T8 straight fluorescent lamp, the T5 straight fluorescent lamp, the T5 combined stand and the electronic power-saving lamp) simulate sunlight at ten o’clock in morning, which we believe are effective on reducing visual fatigue and protecting vision. China is home to one of the world’s largest number of short-sighted people and according to related research, “unscientific lighting” is one of the primary causes of short-sightedness. With over 200 million middle and primary school children in China, we believe that these products have great market potential.

Marketplace Lighting Products

The coloration of fluorescent lamps used in public marketplaces (such as supermarkets) is typically low, and such poor quality creates a poor appearance of the product being offered for sale. Our products with a coloration index of Ra≥90 enhance the original color of an item, which may produce a more ideal display which could promote more sales. Such marketplace lighting products accounted for approximately 28.87% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009.

Performance-Improvement Lighting Products

Similar to marketplace lighting products, the coloration of fluorescent lamps used in office spaces is typically low, and studies have shown that employees tend to tire easily, under poor lighting, which inevitably reduces work efficiency. Our performance-improvement lighting products simulate natural light which reduces visual fatigue and creates a more comfortable working environment which could improve work efficiency. Such performance-improvement lighting products accounted for approximately 12.22% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009.

Sterilizing and Disinfecting Lighting Products

Ultraviolet light exposure may damage and change the DNA structure of microbes and kill bacteria immediately or render them unable to reproduce. CH International has developed two (2) types of products for sterilization of air and water. Some of these products have been certified as medical devices by the Chinese Ministry of Health, together with technical patents, and have been sold to and utilized in hospitals, schools, aquariums, swimming pools and other public places. Such sterilizing and disinfecting lighting products accounted for approximately 3.27% of our Special Lighting Source Products sales during the fiscal year ended September 30, 2009.

(In thousands for dollar amount)

General Lighting Products

CH International has many general light source products which have various specifications and account for eight percent (8%) of China’s linear fluorescent lamps. We also rank third among Chinese enterprises manufacturing linear fluorescent lamps, in which our T5 fluorescent lamp currently leads the Chinese market in sales volume. Our general lighting products accounted for approximately 28.05% of our product sales during the fiscal year ended September 30, 2009.

General Lighting Products	Revenues at September 30, 2009 (US$)	Percentage of General Lighting Products
General Lighting Source Products	14,507	90.00%
Luminaire (Light Fitting) Products	1,048	6.50%
Electronic Products	564	3.50%
Total	16,119	100%

General Lighting Source Products	Revenues at September 30, 2009 (US$)	Percentage
Linear Fluorescent Lamps	7,979	55%
Compact Fluorescent Lamps	6,528	45%
Total	14,507	100%

Linear Fluorescent Lamps

Our T5 and T8 series of linear fluorescent lamps use rare earth triphosphor fluorescent powder advanced water-coating technology and fully-automatic equipment. Such products are stable and reliable in quality, provide great light efficiency and long service life, have power saving capabilities and offer selective color temperatures that adapt to changing environments. Our linear fluorescent lamps accounted for approximately 50% of our General Lighting Products sales during the fiscal year ended September 30, 2009.

Compact Fluorescent Lamps

Our PL divided and integrated power-saving fluorescent lamps use rare earth triphosphor fluorescent powder, advanced water-coating technology and fully-automatic equipment. Such products are stable and reliable in quality, provide great light efficiency and long service life, have power saving capabilities and offer selective color temperatures that adapt to changing environments. Our compact fluorescent lamps accounted for approximately 40% of our General Lighting Products sales during the fiscal year ended September 30, 2009.

Luminaire (Light Fitting) Products

CH International has strong independent design and innovative capacity. Aimed at future market development, CH International has established strategic relationships with the French internationally renowned design company Millot Design (“Millot Design”), the United States design company In2 Innovation, Inc. (“In2 Innovation”) and the top Chinese design company Light & View Lighting Design Co. Ltd. (“Light & View”) with which we design luminaires that have enjoyed an international appeal. We have also jointly designed with Millot Design a series of products for the kitchen, bathroom and the workplace. Overall, our luminaire products are matched to our light source products and may be used in kitchen and bathrooms, classrooms, the workplace and other locations. CH International develops series of new-type light source lamps and supporting luminaires to guarantee the products meet various needs of different countries. Our luminaire products accounted for approximately 6.5% of our General Lighting Products sales during the fiscal year ended September 30, 2009.

(In thousands for dollar amount)

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

As of September 30, 2007, sales to Feile International Trading Company accounted for approximately 12.89% of our revenues. However, as of September 30, 2009, the Company was not (and currently is not) dependent on a single or few customers, the loss of which would materially affect our business. Our Electronic Products accounted for approximately 3.5% of our General Lighting Products sales during the fiscal year ended September 30, 2009.

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

(In thousands for dollar amount)

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

Distribution Support

CH International applies the system of regional sales to the domestic Chinese market and has established cooperative relationships with over 450 distributors. CH International establishes composite terminal sales that include exclusive agency, light experience hall and special counter, and provides financial support and professional training thereto. This way the Company may enhance its enterprise image and strengthen its competitiveness.

Marketing and Promotional Support

CH International promotes the sale of its products through television, newspapers, journals, professional websites, search engines and at exhibitions held in China and in foreign countries. Also, CH International collaborates with the media to publicize its brand. For example, the Company has invested RMB10 million (US$1300) to hold strategic cooperation with CCTV-2 and has strategic cooperation with print media, including: China Business, Lighting Technology & Design, Lamps and Lighting, China Light & Lighting, Interior Architecture of China and Guzhen Light. Furthermore, the Company has built large-size outdoor advertising boards on the Hangha-Hangzhou Expressway and the Hangzhou-Ningbo Expressway.

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

Lighting Engineering Design and Consultation

Aimed at the various needs of different customers, CH International offers systematic and scientific lighting design and consultation, together with complete solutions, including lamp systems, luminaires and electronics selection, allotment and optimization up to the standard of beautifying, energy saving and environmental protection. Relying on our professional lighting technology center (the Special Light Source Research Center), CH International offers state-of-the-art lighting technology and specialized knowledge, and our lighting design is evident in office buildings, shopping centers, hotels, schools, hospitals, tunnels and various special workshops.

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

(In thousands for dollar amount)

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

Environmental protection measures are also consistent with basic principles in international trade that manufacturer producing pollution will be responsible for disposal of such pollution. Therefore, we believe the measures we take today will help our growth of our international sales volume in the future.

The European Union has passed laws that impose surcharge recovery and disposal expenses on the products having impact on environment. In the face of environmental pressures and international practice, we believe China will pass laws requiring similar payments on products having an impact on the environment. We believe that forward-looking measures will produce economic benefits to the Company.

Sources and Availability of Raw Materials from Suppliers

Purchases from one of the Company’s major suppliers for the fiscal years ended September 30, 2009 and 2008 contributed to 37% and 11% of the Company’s purchases during such years, respectively. No purchases from the Company’s suppliers for the fiscal year ended September 30, 2007 contributed to over ten percent (10%) of the Company’s purchases for such year.

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

•
Expansion of Sales Network. CH International plans to continue to expand domestic market share and increase points of sales. At present, it has set up 32 offices and has relationships with more than 200 distributors.

(In thousands for dollar amount)

•
Energy Savings and Emission Reduction. The Company plans to participate actively in government projects of replacement and procurement for green lighting, group procurement of enterprises and institutions and major projects bidding. CH International plans to establish contacts with provincial and municipal governments to promote its energy-saving products. Through the Company’s implementation of a corresponding discount policy, CH International plans to increase the intensity of cultivation in the market, making the design and concepts of its products fully recognized by channel partners, consumer groups and lighting designers. At the same time, consistent with national policies of energy-savings and emission reduction, the Company intends to fully utilize its advantage of advanced lighting technology to enhance development with innovative lighting design, to provide complimentary products and to accelerate the upgrading of products. CH International plans to continue to maintain extensive cooperation with key branded enterprises to ensure the growing orders of existing customers and to develop new customers.

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

(In thousands for dollar amount)

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

Set forth below is a table setting forth domestic revenues generated from customers in four (4) geographic regions of China for the fiscal years ended September 30, 2006, 2007, 2008 and 2009, as well as the percentage of total domestic revenues for each of the aforementioned periods:

		% of	% of		% of	% of		% of	% of		% of	% of
		China	World		China	World		China	World		China	World
	9/ 30/ 06	Sales at	Sales at	9/ 30/ 07	Sales at	Sales at	9/ 30/ 08	Sales at	Sales at	9/ 30/ 09	Sales at	Sales at
	Sales	9/30/06</fo nt>	9/30/06</fo nt>	Sales	9/30/07</fo nt>	9/30/07</fo nt>	Sales	9/30/08</fo nt>	9/30/08</fo nt>	Sales	9/30/09</fo nt>	9/30/09</fo nt>
South China	US$23	3	0.15	US$3,923	30	12.12	US$13,730	24.78	15.11	US$7,450	21.50	12.97
East China	US$53	7	0.35	US$653	4.99	2.01	US$5,870	10.59	6.46	US$3,200	9.24	5.57
West China	-	-	-	US$655	5.01	2.02	US$4,500	8.12	4.95	US$600	1.73	1.04
North China	US$685	90	4.5	US$7,846	60	24.23	US$31,310	56.51	34.46	US$23,393	67.53	40.71
Total Domestic Sales:	US$761	100	5	US$13,077	100	40.38	US$55,410	100	60.98	US$34,643	100	60.29

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

Set forth below is a table setting forth foreign revenues generated from customers in five (5) geographic regions of the World outside of China for the fiscal years ended September 30, 2006, 2007, 2008 and 2009, as well as the percentage of total foreign revenues and percentage of total world revenues for each of the aforementioned periods:

	9/ 30/ 06Sales	% of Foreign Sales at 9/30/06	% of World Sales at 9/30/06	9/ 30/ 07 Sales	% of Foreign Sales at 9/30/07	% of World Sales at 9/30/07	9/ 30/ 08 Sales	% of Foreign Sales at 9/30/08	% of World Sales at 9/30/08	9/ 30/ 09 Sales	% of Foreign Sales at 9/30/09	% of World Sales at 9/30/09
North America	US$723	5	4.75	US$1,090	5.65	3.37	US$1,212	3.42	1.33	US$591	2.59	1.04
Europe	US$6,943	48	45.6	US$7,159	37.09	22.11	US$7,647	21.57	8.42	US$8,832	38.71	15.37
Asia	US$4,773	33	31.35	US$2,156	11.17	6.66	US$9,008	25.41	9.91	US$3,932	17.23	6.84
Middle East	US$868	6	5.7	US$6,048	31.33	18.68	US$13,251	37.38	14.59	US$7,369	32.30	12.82
Other:	US$1,157	8	7.6	US$2,849	14.76	8.8	US$4,336	12.22	4.77	US$2,092	9.17	3.64
Total Foreign Sales:	US$14,464	100	95	US$19,302	100	59.62	US$35,454	100	39.02	US$22,816	100	39.71

(In thousands for dollar amount)

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

(In thousands for dollar amount)

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

CH International has a leading position in product technology, quality, types, energy saving and environmental protection. CH International has won national key projects of government procurement of rebuilding energy-saving lighting systems.  Additionally, it has won the bidding of major national projects, including:

•
Beijing Olympic Project. Olympic Park National Conference Center: National Conference Centre is the main press centre and international broadcast centre of 2008 Beijing Olympic Games. In November 2007, when the Olympic Park National Conference Center invited lighting brands in China and abroad to tender bids, CH International had the highest score.

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

Research and Development (R&D)

The Company spent US$536, US$580 and US$231 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively on Company-sponsored research and development (“R&D”) activities as determined in accordance with US GAAP. The Company plans to spend US$600 and US$650 during fiscal years 2010 and 2011, respectively, on Company-sponsored research and development activities.

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

(In thousands for dollar amount)

Personnel

As of September 30, 2009, CH International employed 33 R&D specialists, 21 external experts and advisers and had technical exchanges with four top external product research institutions located in Europe, America and Asia.

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

Employees

General Employment Figures

As of September 30, 2009, CH International employed 1,482 individuals, 18% of which have graduated with a college or higher degree and 39% of which graduated from junior high school or specialized secondary school. Each factory employee has executed a labor contract. The staff of each department is as follows:

Department/Level	Number
Senior – Medium Level Management	40
Marketing	130
Manufacturing	1,003
R&D	33
Management	276
Total:	1,482

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

(In thousands for dollar amount)

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

 Professors and Experts

As of September 30, 2009, CH International employed 21 professors and experts from universities, institutions and authoritative industry bodies such as Fudan University, Shanghai Jiaotong University and Shanghai Institute of Lighting.

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

(In thousands for dollar amount)

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

Patents

As of September 30, 2009, CH International owned 161 patents, 23 patent applications of which are pending.

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

(In thousands for dollar amount)

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

(In thousands for dollar amount)

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

(In thousands for dollar amount)

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

Zhejiang Province Lighting Engineering Society

The Zhejiang Province Lighting Equipment Society is a social organization of provincial lighting equipment industry approved to establish and register by No.13 Document of Zhejiang Province Ti Ban (1989), No.13 Document of Zhejiang Civil Affairs Office (1990) with legal personality, under the authorities of Zhejiang Economic and Trade Commission. At present it has more than 250 organizational members. In 2004 the Group became the executive member of the council of the Zhejiang Province Lighting Equipment Society which is responsible for the concentrated industrial management of corresponding enterprises originally in the field of 1st light industry, 2nd light industry, electronics, township, education, textile and economic planning commission, civil affairs, railways, food, water and electric, and urban construction system, etc.

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

(In thousands for dollar amount)

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

2008
Winner of Zhejiang Science and Technology Achievement Award in the categories of “Catalyst energy-efficient lighting fluorescent lamp”, “Plant growth fluorescent tube” and  “Based on the high color rendering fluorescent lamps EUP Directive”

(In thousands for dollar amount)

2008	Member of the China Energy Conservation Association of Energy Service Industry Committee (EMCA)

2008	Zhejiang CH Lighting Co., Ltd. appointed "Energy Efficiency Label Credit Union Member Business Unit"

2008	Zhejiang CH Lighting Co., Ltd. named Beijing Health Care Administration and Logistics Management Association Member

2008	Third Prize, True Color Fluorescent Tube Technology Innovation Awards

2008	2007 Industrial Comprehensive Strength Hundred Honor Plaque

2008	Our "Visible-light photocatalyst fluorescent lamp" was accredited as a "National Key New Product"

2009	Our "Chenhui" trademark was accredited as a"Famous Chinese Trademark" by the State General Administration for Trade and Industry

2009	Won the "Zhejiang Province High-tech Enterprise" Honor

2009	Shangyu 2008 Annual Energy-Saving Advanced Enterprise and 2008 Annual Industry Red Units, the 2008 Export Twenty Strong Enterprise

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

Compliance With Environmental Regulation

Currently, there are no relevant or applicable regulatory laws in China relating to the protection of the environment the compliance with which by the Company would have a material adverse affect on the Company’s business (for example, upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries). The Company estimates that it will not incur any costs for environmental control facilities during the fiscal year 2010.

ITEM 1A	Risk Factors

Not required for a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments

None.

(In thousands for dollar amount)

ITEM 2.	Properties

According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. Our facilities are located at each of our operating subsidiaries summarized as follow:

Subsidiary	Facilities	Size of Land	Land Use Right Expires
CH Lighting PRC and CH Lab (Land use right owned by CH Lighting PRC)	Manufacturing, warehouse and office	37,539 sq. feet	January 2003- May 2031
CH Technology	Manufacturing, warehouse and office	18,648 sq. feet	June 2007- April 2056

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

(In thousands for dollar amount except bid price)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTCBB and on the Pink Sheets under the symbol “CHHN.OB”. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High	Low
Fiscal Year Ended September 30, 2009:	($)	($)
1st Quarter	3.400	1.600
2nd Quarter	4.200	2.600
3rd Quarter	4.800	3.100
4th Quarter	4.600	3.400

Fiscal Year Ended September 30, 2008:
1st Quarter (prior to a 1 for 1000 reverse split on December 13, 2008):	0.020	0.009
1st Quarter (after a 1 for 1000 reverse split on December 13, 2008):	10.01	3.000
2nd Quarter:	4.250	3.000
3rd Quarter (after a 6 for 1 split):	1.010	0.025
4th Quarter	4.100	1.010

When the trading price of our Common Stock is below US$5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

Holders of Common Equity

As of December 18, 2009, we had issued 120,000,000 shares of our Common Stock to 250 holders of record.  The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” above for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report, after giving effect to the Exchange. The Exchange occurred immediately following the cancellation of 2,180,616 shares of the Company’s Common Stock held by Venture Fund I, Inc., the Company’s majority stockholder immediately prior to the closing of the Exchange.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We have a plan to pay out approximately 50% of our profits in the form of cash dividends on our Common Stock by CH Lighting International Corporation.

(In thousands for dollar amount)

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of September 30, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

 Recent Sales of Unregistered Securities

None.

Options and Warrants

As of September 30, 2009, we have no outstanding options or warrants.

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

(In thousands for dollar amount)

Critical Accounting Policies and Estimates

 This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009.

Policy Affecting Recognition of Revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10 (formly Staff Accounting Bulletin (“SAB”) No. 104. ) Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;
2. Delivery has occurred or services have been rendered;
3. The seller’s price to the buyer is fixed or determinable;
4. Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with customers and revenue is recorded upon the shipment of goods.  Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability.  Based on these factors, the Company believes that it can apply the provisions of FASB ASC 605-10 with minimal subjectivity.

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities.  These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and inventories.

At September 30, 2009, the Company provided an allowance against its accounts receivable amounting to $2,167.  Management’s estimate of this allowance was based on the aged nature of these accounts receivable.  In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30, 2009, the Company provided an allowance against its inventories amounting to $157.  Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

Impairment of Long-Lived Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets).  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  There were no impairments for the years ended September 30, 2009 and 2008.

(In thousands for dollar amount)

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 R, Business Combinations).  ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ).  This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners.  The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05” ).  ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS 133”).  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock , and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19 , provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133.  The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ) ,  which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies.  Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5,  Accounting for Contingencies  and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.  The adoption of ASC 805 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

(In thousands for dollar amount)

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009.  ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption.  ASC 320-10 requires comparative disclosures only for periods ending after initial adoption.  The adoption of ASC 320-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments)  to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28,  Interim Financial Reporting.  We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption.  The adoption of ASC 825-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

In June 2009, the FASB SFAS No. 167, Amendments to FASB Interpretation No. 46R, requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity.  It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB.

(In thousands for dollar amount except earnings per share)

Results of Operations

Results of Operations For the Fiscal Year Ended September 30, 2009 Compared To the Fiscal Year Ended September 30, 2008

	Year ended September 30,		Year ended September 30,
	2009	2008	2009	2008

Revenues	$47,334	$90,864	82.38%	100%
Revenues from government subsidies	10,125	-	17.62%	-
TOTAL REVENUES	57,459	90,864	100%	100%
COST OF SALES	38,264	62,340	66.59%	68.61%
GROSS PROFIT	19,195	28,524	33.41%	31.39%
Selling, marketing and distribution expenses	5,616	3,071	9.77%	3.38%
Non-cash marketing expense - discount on notes receivable	3,448	-	6.00%	-
General and administrative expenses	6,773	6,410	11.79%	7.05%
INCOME FROM OPERATIONS	3,358	19,043	5.84%	20.96%
Amortization of discount on notes receivable	1,031	-	1.79%	-
Interest income	882	815	1.54%	0.90%
Interest expense	(4,745)	(3,941)	8.26%	4.34%
Other government subsidies	685	595	1.19%	0.65%
Other expenses	(61)	(11)	0.11%	0.01%
INCOME BEFROE INCOME TAXES	1,150	16,501	2.00%	18.16%
Income tax benefit (expense)	64	(2,091)	0.11%	2.30%
NET INCOME	$1,214	$14,410	2.11%	15.86%
NET INCOME PER SHARE, BASIC AND DILUTED	$0.01	$0.15

Revenues

	Year Ended September 30,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Domestic revenue	$24,518	$55,410	$(30,892)	(55.75)%
Government subsidies	10,125	-	10,125	100%
Overseas revenue	22,816	35,454	(12,638)	(35.65)%
Total Revenues	$57,459	$90,864	$(33,405)	(36.76)%

Revenues decreased by 36.76% for the year ended September 30, 2009 compared to the year ended September 30, 2008.  The decrease was primarily due to revenues from overseas and domestic sales decreased $43,530 for the unfavorable impact by the global economic crisis.

The central government of the PRC has agreed to grant the Company a subsidy for selling energy - saving lighting products at a discount price on a condition that the products are sold to retail customers.  $10,125 was recorded as revenue derived from a government subsidy for the year ended September 30, 2009.

(In thousands for dollar amount)

Cost of Sales

	Year Ended September 30,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Revenues	$57,459	$90,864	$(33,405)	(36.76)%
Cost of sales	38,264	62,340	(24,076)	(38.62)%
Gross Profit	$19,195	$28,524	$(9,329)	(32.71)%
Gross Profit Rate	33.41%	31.39%	2.02%	6.44%

Cost of goods sold decreased by 38.62% for the year ended September 30, 2009 compared to the year ended September 30, 2008.  These decreases are attributable to our decrease in sales.

Gross profit decreased by $9,329, or 32.71%, for the year ended September 30, 2009 as compared with the year ended September 30, 2008.  This decrease is attributable to lower net sales.  Gross profit as a percentage of net revenues increased from 31.39% in the prior year to 33.41% in the year of 2009 due to the fact that Zhejiang CH sold energy - saving lighting products in connection with government purchasing project with higher margin.

Selling, Marketing and Distribution Expenses

	Year Ended September 30,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Sales commission	$2,851	$-	$2,851	100%
Transportation fee	805	708	97	13.70%
Payroll	598	608	(10)	(1.64)%
Traveling fee	589	554	35	6.32%
Office expense	349	335	14	4.18%
Advertising fee	240	626	(386)	(61.66)%
Others	184	240	(56)	(23.33)%
Total	$5,616	$3,071	$2,545	82.87%

Our increase in selling, marketing and distribution expenses for the year ended September 30, 2009 as compared with the year ended September 30, 2008 was primarily due to the following factors: (1) The Company assigned agents to perform sales promotion and supporting activities in connection with a government purchasing project and paid them promotion fees of $2,851 based on the actual sales quantities in 2009. Since the operation method was started from 2009, there was none sales commission in 2008; and (2) Advertising and miscellaneous expenses decreased by $442 in 2009 compared to 2008. This decrease was due to the implementation by management of internal controls to decrease expenses.

Non-Cash Marketing Expense

Non-cash marketing expense was $ 3,448 for the year ended September 30, 2009 compared to $0 for the year ended September 30, 2008.  This increase is attributable to a $35,615 interest-free notes receivable provided by the Company to related and unrelated companies for their assistance in developing distribution channels and new markets for the Company during the year ended September 30, 2009.

(In thousands for dollar amount)

 General and Administrative Expense

	Year Ended September 30,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Bad debt provision	$2,201	$373	$1,828	490.08%
Payroll	1,188	1,176	12	1.02%
Stock-based employee compensation	538	962	(424)	(44.07)%
Research and development expense	535	600	(65)	(10.83)%
Office expense	466	955	(489)	(51.20)%
Depreciation	375	280	95	33.93%
Others	1,470	2,064	(594)	(28.78)%
Total	$6,773	$6,410	$363	5.66%

Our increase in general and administrative expense of $363 or 5.66% from $6,410 during the year ended September 30, 2008 to $6,773 during the year ended September 30, 2009 was primarily due to the following factors: (1) Provision for bad debts of $2,201 was provided based on the age of its accounts receivable during the fiscal year ended September 30, 2009; and (2) Miscellaneous expenses decreased by $594 or 28.78%, in 2009 compared to 2008.  This decrease was due to the implementation by management of internal controls to decrease expenses.

Amortization of Discount on Notes Receivable

Amortization of discount on notes receivable was $1,031for the year ended September 30, 2009 compared to $0 for the year ended September 30, 2008.  This increase was attributable to the amortization of a $3,448 discount on notes receivable for the year ended September 30, 2009.

Interest Expenses

	Year Ended September 30,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Short-term Bank Loans	$(2,770)	$(2,232)	$538	24.10%
Bills Financing	(781)	(973)	(192)	(19.73)%
Financial Obligations, Sale-leaseback	(722)	(301)	421	139.87%
Others	(472)	(435)	37	8.51%
Total	$(4,745)	$(3,941)	$804	20.40%

Our increase in interest expenses of $804 or 20.40% from $(3,941) during the year ended September 30, 2008 to $(4,745) during the year ended September 30, 2009 was primarily due to the following factors: (1) There was an increase of short-tem bank loans of $24,236 at September 30, 2009; and (2) An additional financial obligation, a sale-leaseback which commenced on June 30, 2008, caused an additional interest expense of $380 in the year ended September 30, 2009.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended September 30, 2009 was $ 64 as compared to $(2,091) for the year ended September 30, 2008. The increase was due to a $1,500 pre-tax loss of one subsidiary - Zhejiang CH, which caused an approximate $177 income tax benefit.

(In thousands for dollar amount)

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2009 was $2,792, representing a decrease of $362, or 11%, compared with our cash balance of $3,154 at September 30, 2008.  The decrease was mainly attributable to the investing activities in notes receivable, acquisitions and the purchases of property for $21,350, offset by net proceeds from short-term bank borrowings and notes payable, which amounted to $13,093 and net cash provided by operating activities of $8,418.

Cash Flow

Cash flows from operations during 2009 amounted to $8,418, representing a decrease of approximately 72% compared with cash flows from operations of $24,161 in 2008.  This decrease in cash flow was primarily due to the decrease of our income from operations by 82.37%, to $3,358 in the year of 2009, compared with operation income of $19,043 in the year of 2008.

Our cash flows used in investing activities amounted to $21,350 in the year ended September 30, 2009.  We also used $2,534 for the purchase of construction in progress, property, plant and equipment in the PRC.  Compared to 2008, our cash flows used in investing activities increased by $23,235.  During that period, we provided $18,816 notes receivable to related and unrelated parties.  We also used $2,534 for the purchase of plant and equipment.

Our cash flows from financing activities amounted to $13,093 for the fiscal year ended September 30, 2009.  During that period, we received net proceeds of $27,154 from the short-term bank loans.

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

Working Capital

Our working capital deficit decreased by $12,708 to $(31,161), at September 30, 2009, as compared to $(18,453), at September 30, 2008. This was  primarily due to our increase in restricted cash and short-term notes receivable from related parties approximately amounted to $21,028 and $10,573, respectively, and a decrease in accounts payable and due to related parties of approximately $4,490 and $3,462, respectively, partially offset by a decrease in due from related parties, prepayments and other receivable which approximately amounted to $7,058, $2,440 and $3,698, respectively, and an increase in short-term bank loans and notes payable amounting to approximately $24,236 and $11,522, respectively. The increase in restricted cash represented our pledge deposit for the issuance of notes payable. The increase in notes receivable from related parties represent the increase in relevant principals, which will come to maturity during the coining year. To remedy our working capital deficiency, we received proceeds from short-term bank loans which amounted to approximately $75,085 during the year ended September 30, 2009.

We currently generate our cash flow through operations.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.  From time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Capital Expenditures

We made capital expenditures of approximately $2,534 and $4,135 for the years ended September, 2009 and 2008, respectively.  The capital expenditures principally consisted of building, plant and machinery and other equipment.

(In thousands for dollar amount)

Material Commitment/Tabular Disclosure of Contractual Obligations

Contingencies

As of September 30, 2009, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”).  Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank loans of $23,927 borrowed by the Company.  If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance.  As of September 30, 2009, the guarantee provided for the bank loans borrowed by Company A was approximately $2,735, which consists of the following:

September 30, 2009
Due December 24, 2009	$541
Due May 26, 2010	1,170
Due May 26, 2010	293
Due June 10, 2010	731
Total	$2,735

As of September 30, 2009, the Company provided a corporate guarantee for bank acceptance notes issued by Henghui, a related party of the Company.  Under the guarantee contract, the maximum guarantee amount is $1,463, due January 28, 2010.

Default by Company A and Henghui is considered remote by the management.  Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2009.

Financial Obligations, Sale-leaseback

As of September 30, 2009, future minimum payments required under non-cancellable sale-leaseback are:

Year Ended September 30	Amount

2010	$2,757
2011	744
Total minimum lease payments	3,501

Less: Amount representing interest	(464)
Present value of net minimum lease payments	$3,037

Capital Commitments

As of September 30, 2009, the Company had capital expenditure commitments for construction projects of approximately $8,435.

Operating Lease Commitments

As of September 30, 2009, the Company had $4 rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

None.

(In thousands for dollar amount)

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

RMB Appreciation

The Company believes that inflation has not had a material effect on its operations to date.  However, continued appreciation of the RMB against the U.S. dollar, could negatively affect the Company's export business; and could have a material adverse effect on the Company.  The Company's response strategy would be to reduce our reliance on export sales and to increase domestic sales.

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

Reference is made to the “F” pages herein comprising a portion of this Annual Report immediately following the signature page of this Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective as of September 24, 2009 (the “Effective Date”), Mazars CPA Limited (“Mazars”) amicably resigned as the principal independent registered public accounting firm of the Registrant.

None of Mazars’ reports included in the Registrant’s financial statements for the past two (2) fiscal years, as well as the subsequent interim periods through the Effective Date, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle. Mazars’ report did not suggest concern relating to the Registrant's ability to continue as a going concern.

The amicable resignation of Mazars as the Registrant’s principal independent registered public accountants was accepted by the Registrant’s Board of Directors effective as of the Effective Date.

(In thousands for dollar amount)

During the Registrant’s two (2) most recent fiscal years, as well as the subsequent interim period through the Effective Date, there were no disagreements between the Registrant and Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with Mazars’ report.

During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, Mazars did not advise the Registrant of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

The Registrant has requested Mazars to furnish a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree. A copy of the letter is attached hereto as Exhibit 16.1.

Effective as of September 29, 2009, the Board of Directors of the Registrant approved the engagement of Weinberg & Company, P.A. (“Weinberg”) as its principal independent registered public accounting firm to audit the Registrant’s financial statements. The Registrant did not consult Weinberg on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Weinberg.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended September 30, 2009 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

(In thousands for dollar amount)

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of September 30, 2009 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

(In thousands for dollar amount)

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of the Company’s directors and officers, their business experience during the last five (5) years, their ages and all positions and offices that they hold with the Company as of September 30, 2008 and as of the date of this Annual Report.

Name	Age	Position(s)
Zhao Guosong	42	Chairman of the Board, President and Chief Executive Officer
Huang Hsiao-I	45	Chief Financial Officer and Corporate Secretary
Gan Caiying	39	Director (Vice Chairman of the Board)
Han Lijun	47	Director
Ge Minhai	34	Director
He Wei	42	Director
Yun Hon Man	41	Director
Lu Guangming	37	Director

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

 (In thousands for dollar amount)

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

Yun Hon Man. Mr. Yun has served as a Director of the Company effective as of July 28, 2008. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of the Hong Kong. Mr. Yun has also served (and continues to serve) as a Director of Chisen Electric Corporation since November 24, 2008 (OTCBB: CIEC). Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun serves as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a chartered accountant having memberships with the institute of chartered accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received is MBA at the University of Western Sydney in 2007, his Higher Diploma in Business Studies at the City Polytechnic School of Hong Kong and his Diploma in Accountancy from Morrison Hill Technical Institute in 1988.

(In thousands for dollar amount)

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended September 30, 2009 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committeee established in accordance with the Exchange Act and NASDAQ rules.  The Audit Committee met one time, the Compensation Committee met zero time and the Nominating Committee met zero time between the date after the Exchange on July 16, 2008 and September 30, 2008.  A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During fiscal year 2009, members of the Audit Committee were directors Lu Guangming (Chairman), Yun Hon Man and Ge Minhai. Our Audit Committee financial expert is Ge Minhai, an independent director.  Effective December 29, 2008, Lu Guangming resigned as a member of the Audit Committee, the Company’s Board appointed Han Lijun to serve as a member and the Board appointed Ge Minhai to serve as Chairman.

(In thousands for dollar amount)
•
Compensation Committee – Directors Lu Guangming (Chairman) Yun Hon Man and Ge Minhai were members of our Compensation Committee during fiscal 2009. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees.

•
Nominating Committee – Directors Lu Guangming (Chairman), Yun Hon Man and Ge Minhai were members of our Nominating Committee during fiscal 2009. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a Code of Ethics in accordance with the rules of the SEC and NASDAQ. Our Code of Ethics, which are referenced as Exhibit 14.1 herein, applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last two (2) completed fiscal years (ended September 30, 2009 and 2008). The compensation listed below which will be paid to our new officers will be paid by CH International. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

(In thousands for dollar amount)

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Non- qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)

Zhao Guosong President & Chief Executive Officer (1)	2008 2009	79 79	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	79 79

Huang Hsiao-I, Chief Financial Officer and Corporate Secretary (2)	2008 2009	17 26	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	17 26

Gan Caiying Vice Chairman of CH International and Vice Chairman of the Board of the Company(3)	2008 2009	34 35	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	34 35

Lu Guangming Assistant Chairman and Vice-President of CH International and Director of the Company(4)	2008 2009	25 25	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	25 25

(1)
Zhao Guosong has served as the Company’s President and Chief Executive Officer since the Closing Date of the Exchange (July 16, 2008).  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International and CH Lighting PRC.

(2)
Huang Hsiao-I has served as the Company’s Chief Financial Officer since the Closing Date of the Exchange (July 16, 2008) and Corporate Secretary since August 25, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to the Company and CH International.

(3)
Gan Caiyang is a founder and Vice Chairman of CH International and has served as Vice Chairman of the Board of the Company since July 16, 2008 as Vice Chairman of CH International effective July 28, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International.

(4)
Lu Guangming has served as Assistant Chairman and Vice President of CH International since October 2007 and as a Director of the Company effective July 28, 2008.  These amounts have been paid by CH International, the Company’s wholly-owned subsidiary, for services rendered to CH International.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards At Fiscal Year End
None.

(In thousands for dollar amount)

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Nonqualified Deferred Compensation

None.

Potential Payments Upon Termination or Change in Control

None.

Additional Narrative Disclosure

None.

Compensation of Directors

The Company did not provide any compensation to its Directors during the fiscal year ending September 30, 2009.  The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Employment Agreements

There are currently no employment agreements by and between the Company and its employees or the Group and its employees.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of September 30, 2009. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

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

(In thousands for dollar amount)

 * less than one percent (1%)

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.
(2)
Applicable percentage of ownership is based on 120,000,000 shares of our Common Stock outstanding as of September 30, 2009, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of September 30, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

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

(6)	Lu Guangming may be considered to beneficially own 465,000 shares by virtue of his 0.5% ownership in KEG International Limited, which owns 93,000,000 shares of Common Stock.

(In thousands for dollar amount)

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended September 30, 2008 (and prior to the Company's reverse merger on July 16, 2008), the Company made a $636 unsecured advance to Ms. Gan Cai Ying, a Director of the Company and the spouse of Mr. Zhao, the Company's President, Chief Executive Officer and Chairman of the Board which was payable on demand and bore no interest through July 16, 2008 and thereafter, variable interest at the 1-3 Year Lending Rate offered by the People's Bank of China plus 0.5% per annum. As of September 30, 2009, this advance was fully paid off.

During the fiscal year ended September 30, 2008, the Company made a $154 unsecured advance to Shangyu Chenhui Childcare Products Company Limited, a company under common control of Mr. Zhao, which was payable on demand and bore no interest through July 16, 2008 and thereafter, variable interest at the 1-3 Year Lending Rate offered by the People's Bank of China plus 0.5% per annum. As of September 30, 2009, this advance was fully paid off.

During the fiscal year ended September 30, 2008, the Company made a $26,352 unsecured advance to Shangyu Henghui Electronic Products Manufacturing Company Limited (Henghui), a company under common control of Mr. Zhao, which was payable on demand and bore no interest through July 16, 2008 and thereafter, variable interest at the 1-3 Year Lending Rate offered by the People's Bank of China plus 0.5% per annum. A balance of $15,804 was transferred to a long-term note receivable and a balance of $10,458 was transferred to a short-term note receiveable during the year ended September 30, 2009 as the Company signed fixed term, interest-free notes with this related party. As of September 30, 2009, there was a balance of $28,829 on such notes receivable.

During the fiscal year ended September 30, 2008, the Company made a $7 unsecured advance to Zhejiang Chenhui Yingbao Childcare Products Company Limited (Yingbao Childcare), a company under common control of Mr. Zhao, which was payable on demand and bore no interest through July 16, 2008 and thereafter, variable interest at the 1-3 Year Lending Rate offered by the People's Bank of China plus 0.5% per annum. A balance of $5,645 was transferred to a long-term note receiveable during the year ended September 30, 2009 as the Company signed a fixed term, interest-free note with this related party. As of September 30, 2009, there was a balance of $16,318 on such note receivable.

During the fiscal year ended September 30, 2009, the Company made interest-free, unsecured advances with no fixed repayment terms to its employees in the aggregate $255. The amounts due from the Company's employees primarily represent advances to sales personnel of the Company for business and travel related expenses. As of September 30, 2009, $255 of such advances was outstanding.

During the fiscal years ended September 30, 2008 and 2009, Mr. Zhao made an unsecured, interest free advances to the Company of $3,203 and $125, respectively, $125 of which remained outstanding as of September 30, 2009.

During the fiscal years ended September 30, 2008 and 2009, Shaoxing Umbrella Factory, a company under common control of Mr. Zhao, made unsecured, interest free advances to the Company of $25 and $39, respectively, $39 of which remained outstanding as of September 30, 2009.

During the fiscal years ended September 30, 2008, Shangyu Hecheng Plastic and Metal Products Company Limited, a company under common control of Mr. Zhao, made an unsecured, interest free advance to the Company of $398. As of September 30, 2009, such advance was fully paid off.

During the fiscal years ended September 30, 2008 and 2009, Mr. Zhao and Ms. Gan provided guarantees for short term bank loans borrowed by the Company and as of the fiscal years ended September 30, 2008 and 2009, such guarantees amounted to $2,022 and $17,711, respectively.

During the fiscal years ended September 30, 2008 and 2009, Henghui provided guarantees for short term bank loans borrowed by the Company and as of the fiscal years ended September 30, 2008 and 2009, such guarantees amounted to $2,917 and $512, respectively.

During the fiscal years ended September 30, 2008 and 2009, the Company provided cash as collateral for bank acceptance notes issued by Henghui and as of September 30, 2008 and 2009, such cash collateral amounted to $4,376 and $1,463, respectively.

During the fiscal year ended September 30, 2009, Yingbao Childcare provided guarantees for short term bank loans borrowed by the Company and as of September 30, 2009, such guarantee amounted to $10,823.

During the fiscal years ended September 30, 2008 and 2009, Yingbao Childcare provided a guarantee for the financial obligations, sale-leaseback borrowed by the Company and as of September 30, 2008 and 2009, such guarantees amounted to $3,325 and $2,413, respectively.

During the fiscal year ended September 30, 2008, the Company received interest income from Henghui of $59 for the purpose of loans from the Company.

During the fiscal years ended Septmeber 30, 2008 and 2009, the Company paid fees for the rental of doom from Shaoxing Umbrella Factory, a company under common control of Mr. Zhao. As of September 30, 2008 and 2009, such fees amounted to $14 and $15, respectively.

Director Independence

The following directors are independent: Yun Hon Man, Han Lijun, Ge Minhai, and He Wei.

The following directors are not independent: Zhao Guosong, Lu Guangming and Gan Caiying.

Promoters and Certain Control Persons

None.

ITEM 14.	Principal Accountant Fees and Services

The firm of Mazars CPA Limited served as our principal independent registered public accounting firm from August 25, 2008 to September 24, 2009. Effective as of September 29, 2009, the Board of Directors of the Registrant approved the engagement of Weinberg & Company, P.A. as its principal independent registered public accounting firm to audit the Registrant’s financial statements.  The following is a summary of fees incurred for services rendered by Mazars CPA Limited and Weinberg.

(In thousands for dollar amount)

Audit Fees

During the fiscal year ended September 30, 2009, the fees for Weinberg were US$180 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended September 30, 2008, the fees for our former principal accountant, Mazars were US$175 for the audit of our  year 2008 consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended September 30, 2009, the fees for our former principal accountant, Mazars, were US$64 for quarterly reviews for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009.

Audit-Related Fees

During the fiscal years ended September 30, 2009 and 2008, neither Mazars nor Weinberg rendered assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal years ended September 30, 2009 and 2008, neither Mazars nor Weinberg rendered assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the fiscal years ended September 30, 2009 and 2008, there were no fees billed for products and services provided by Mazars or Weinberg other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended September 30, 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Reorganization regarding the merger of Innovative Coatings Corporation with and into ICC Holdings Corp.	Incorporated by reference to Instachem Systems, Inc.’s Current Report as filed with the SEC on August 29, 2003
2.2	Stock Purchase Agreement, by and between David Lennox and Instachem Systems, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.3	Agreement and Plan of Merger between Instachem Systems, Inc. and Sino-Biotics, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
2.4	Share Exchange Agreement, dated July 16, 2008, by and among Sino-Biotics, Inc., KEG International Limited and CH International Holdings Limited	Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.1	Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.2	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.3	Restated Certificate of Incorporation of Sino-Biotics, Inc.	Incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB as filed with the SEC on January 20, 2006
3.4	Certificate of Amendment to Certificate of Incorporation of Sino-Biotics, Inc. dated December 13, 2008 (increase of authorized shares).	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.5	Memorandum and Articles of Association of CH International Holdings Limited	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
3.6	Amended and Restated Bylaws of CH Lighting International Corporation, effective as of August 25, 2008	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on December 29, 2008
16.1	Auditor Letter of Mazars CPA Limited, dated September 25, 2009	Provided herewith

21	List of Subsidiaries of CH Lighting International Corporation	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on July 16, 2008
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008
99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on August 26, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CH LIGHTING INTERNATIONAL CORPORATION
Date: December 29, 2009

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

Signatures	Title	Date

/s/ Zhao Guosong	President, Chief Executive Officer,
Zhao Guosong	Principal Executive Officer and	December 29, 2009
Chairman of the Board

/s/ Huang Hsiao-I
Huang Hsiao-I	Chief Financial Officer, Corporate	December 29, 2009
Secretary and Principal Financial
and Accounting Officer

/s/ Gan Caiying
Gan Caiying	Vice Chairman of the Board	December 29, 2009

/s/ Han Lijun
Han Lijun	Director	December 29, 2009

/s/ Ge Minhai
Ge Minhai	Director	December 29, 2009

/s/ He Wei
He Wei	Director	December 29, 2009

/s/ Yun Hon Man
Yun Hon Man	Director	December 29, 2009

/s/ Lu Guangming
Lu Guangming	Director	December 29, 2009

CH LIGHTING INTERNATIONAL CORPORATION

(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

SEPTEMBER 30, 2009 AND 2008

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.)
AND SUBSIDIARIES

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF WEINBERG & COMPANY, P.A. FOR THE YEAR ENDED SEPTEMBER 30, 2009

PAGE	2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF MAZARS CPA LIMITED FOR THE YEAR ENDED SEPTEMBER 30, 2008

PAGE	3-4	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND 2008

PAGE	5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE	6	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE	7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE	9-37	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders of:
CH Lighting International Corporation

We have audited the accompanying consolidated balance sheets of CH Lighting International Corporation (formerly Sino–Biotics, Inc.) and Subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CH Lighting International Corporation and Subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
December 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
CH Lighting International Corporation
(formerly Sino-Biotics, Inc.)

We have audited the accompanying consolidated balance sheet of CH Lighting International Corporation (“CH Lighting”) and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
December 29, 2008, except for Note 17 which is as of December 29, 2009

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
(In thousands except par value and number of shares)

ASSETS

Current Assets
Cash and cash equivalents	$2,792	$3,154
Restricted cash	37,342	16,314
Other financial assets	-	2,918
Accounts receivable, net of allowance for doubtful accounts of $2,167 and $337 at September 30, 2009 and 2008, respectively	18,346	18,871
Inventories, net of provision of $157 at September 30, 2009	12,260	15,303
Other receivables	395	4,093
Due from employees	255	-
Prepayments	284	2,724
Deferred tax assets	454	-
Due from related parties, current portion	-	7,058
Short-term notes receivable from unrelated parties	2,118	-
Short-term notes receivable from related parties	10,573	-
Total Current Assets	84,819	70,435

Long-Term Assets
Property, plant and equipment, net	13,786	13,770
Construction in progress	1,500	2,548
Prepayment for equipment	1,897	-
Due from related parties, long-term portion	-	27,444
Long-term notes receivable from unrelated parties , net discount of $71 at September 30, 2009	1,041	-
Long-term notes receivable from related parties, net discount of $2,349 at September 30, 2009	34,574	-
Land use right, net	839	887
Total Long-Term Assets	53,637	44,649

TOTAL ASSETS	138,456	115,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	17,645	22,135
Short-term bank borrowings	75,085	50,849
Notes payable	16,041	4,519
Accrued expenses and other current liabilities	2,394	1,024
Customer deposits	2,038	3,291
Due to related parties	164	3,626
Income tax payable	200	376
Financial obligations, sale-lease back, net-current portion	2,413	3,068
Total Current Liabilities	115,980	88,888

Long-Term Liabilities
Financial obligations, sale-lease back, net-long-term portion	624	6,093
Government subsidies	-	96
Deferred tax liabilities	1,304	688
Total Long-Term Liabilities	1,928	6,877

TOTAL LIABILITIES	$117,908	$95,765

See accompanying notes to the consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
(In thousands except par value and number of shares)

COMMITMENTS AND CONTINGENCIES	$-	$-

EQUITY

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,000,000 shares issued and outstanding	120	120
Additional paid-in capital	1,500	962
Statutory reserves	1,168	740
Accumulated other comprehensive income	1,601	2,124
Retained earnings	16,093	15,307
Total Stockholders’ Equity	20,482	19,253

NON-CONTROLLING INTEREST	66	66

TOTAL EQUITY	20,548	19,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,456	$115,084

See accompanying notes to the consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended September 30,
	2009	2008
(In thousands except net income per share and number of shares)

REVENUES	$47,334	$90,864
REVENUES FROM GOVERNMENT SUBSIDIES	10,125	-
TOTAL REVENUES	57,459	90,864

COST OF SALES	(38,264)	(62,340)

GROSS PROFIT	19,195	28,524

Selling, marketing and distribution expenses	(5,616)	(3,071)
Non-cash marketing expense - discount on notes receivable	(3,448)	-
General and administrative expenses	(6,773)	(6,410)
TOTAL OPERATION EXPENSES	(15,837)	(9,481)

INCOME FROM OPERATIONS	3,358	19,043

Amortization of discount on notes receivable	1,031	-
Interest income	882	815
Interest expense	(4,745)	(3,941)
Other government subsidies	685	595
Other expenses	(61)	(11)

INCOME BEFROE INCOME TAXES	1,150	16,501

Income tax benefit (expense)	64	(2,091)

NET INCOME	1,214	14,410

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(2)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,214	14,408

OTHER COMPREHENSIVE INCOME

Foreign currency translation (loss) gain, net of tax	(523)	1,551

COMPREHENSIVE INCOME	$691	$15,959

NET INCOME PER SHARE ATTRIBUTABLE TO CONTROLLING INTEREST, BASIC AND DILUTED	$0.01	$0.15

WeWEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	120,000,000	98,621,918

See accompanying notes to the consolidated financial statements.

 CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of shares)

	Common Stock Issued		Additional Paid-in	Statutory	Accumulated Other Comprehensive	Retained	Non Controlling
	Shares	Par Value	Capital	Reserves	Income	Earnings	Interest	Total
Balance as of October 1, 2007	93,000,000	$93	$-	$228	$573	$2,857	$-	$3,751

Recapitalization upon reverse acquisition	27,000,000	27	-	-	-	(27)	-	-

Capital contribution by minority equity holder	-	-	-	-	-	-	64	64

Dividend paid	-	-	-	-	-	(1,419)	-	(1,419)

Stock-based employee Compensation-contributed capital	-	-	962	-	-	-	-	962

Net income	-	-	-	-	-	14,408	2	14,410

Transfers to statutory reserve	-	-	-	512	-	(512)	-	-

Foreign currency translation adjustment	-	-	-	-	1,551	-	-	1,551

Balance as of September 30, 2008	120,000,000	$120	$962	$740	$2,124	$15,307	$66	$19,319

Net income	-	-	-	-	-	1,214	-	1,214

Stock-based employee Compensation- contributed capital	-	-	538	-	-	-	-	538

Transfers to statutory reserve	-	-	-	428	-	(428)	-	-

Foreign currency translation adjustment, net of tax	-	-	-	-	(523)	-	-	(523)

Balance as of September 30, 2009	120,000,000	$120	$1,500	$1,168	$1,601	$16,093	$66	$20,548

See accompanying notes to the consolidated financial statements

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,214	$14,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,669	1,214
Amortization of land use right	48	38
Amortization of financial obligations, sale-lease back	722	-
Provision for doubtful accounts	2,063	-
Provision for slow-moving inventories	157	-
Notes receivable discount	3,448	-
Amortization of notes receivable discount	(1,031)	-
Government subsidies	(96)	(595)
Foreign exchange loss	-	556
Imputed interest expenses	-	175
Deferred taxation	162	1,146
Stock-based employee compensation expenses	538	962
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,538)	(9,614)
Other receivables	285	3,431
Prepayments	2,440	49
Inventories	2,886	1,837
Increase (Decrease) in:
Accounts payable	(4,490)	14,005
Notes payable	-	(2,420)
Accrued expenses and other accrued liabilities	1,370	(1,736)
Customer deposits	(1,253)	782
Income tax payable	(176)	(79)
Net cash provided by operating activities:	8,418	24,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(637)	(4,135)
Investment in restricted cash	-	6,020
Prepayment for equipment	(1,897)	-
Increase in principal of long-term notes receivable from unrelated parties	(1,111)	-
Increase in principal of long-term notes receivable from related parties	(15,472)	-
Increase in principal of short-term notes receivable from unrelated parties	(2,118)	-
Increase in principal of short-term notes receivable from related parties	(115)	-
Net cash (used in) provided by investing activities:	$(21,350)	$1,885

See accompanying notes to the consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008
	(In thousand)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to a subsidiary by its non-controlling equity holder	$-	$64
Restricted cash	(21,028)	-
Dividends paid	-	(1,419)
Increase in advance to related parties	(3,717)	(34,533)
Proceeds from due from related parties	2,595	-
Proceeds from notes payable	11,522	-
Proceeds from short-term bank borrowings	103,782	48,493
Government subsidies received	-	87
Repayment of short-term bank borrowings	(76,628)	(43,394)
Net proceeds from financial obligations, sale-leaseback	-	4,444
Repayment of financial obligations, sale-leaseback	(3,433)	(2,418)
Net cash provided by (used in) financing activities	13,093	(28,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161	(2,630)

Cash and cash equivalents, at beginning of year	3,154	5,340
Effect on exchange rate changes	(523)	444
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$2,792	$3,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest received	$873	$815
Taxes paid	$469	$1,120
Interest paid	$2,353	$3,766

SUPPLEMENTAL NON-CASH DISCLOSURES:
Other financial assets received from related parties	$-	$2,918
Due from related parties transferred to long-term notes receivable	$21,449	$-
Due from related parties transferred to short-term notes receivable	$10,458	$-
Construction in progress transferred to property, plan an equipment	$1,051	$-

See accompanying notes to the consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

CH Lighting International Corporation (“CH Lighting”), formerly known as Sino-Biotics, Inc., was incorporated on July 6, 2005 under the laws of the State of Delaware, and adopted its existing name effective on August 25, 2008. Its common stock is currently trade on the Over-The-Counter Bulletin Board (“OTCBB”) of NASDAQ under the symbol “CHHN”.

CH Lighting is an investment holding company with no operation. The principal activities of its subsidiaries (together with CH Lighting, collectively referred to as “the Company”) are manufacture and sale of lighting source products and lighting electronic products and investment holding.

Details of CH Lighting’s subsidiaries as of September 30, 2009 and 2008 are as follows:

Name	Place and Date of Establishment / Incorporation	Percentage of Ownership	Principal Activities

CH International Holdings Limited (“CH International”)	British Virgin Islands	100%	Investment holding

Zhejiang CH Lighting Company Limited (“Zhejiang CH”) *	Zhejiang, the People’s Republic of China (“PRC”) September 27, 2000	100%	Manufacture and sales of lighting source products

Zhejiang CH Lighting Technology Company Limited (“CH Technology”) *	Zhejiang, the PRC March 31, 2003	100%	Manufacture and sales of lighting electronic products

Zhejiang Shaoxing CH Lamps Manufacturing Company Limited (“CH Lamps”) *	Zhejiang, the PRC December 13, 1999	100%	Manufacture of lighting source products

Shangyu CH Laboratory Testing Company Limited (“CH Lab”) *	Zhejiang, the PRC January 7, 2008	90%	Laboratory testing services of lighting source and electronic products

CH Lighting (Hong Kong) Limited (“CH Hong Kong”)	Hong Kong November 10, 2000	100%	Trading of lighting source products

* These are direct translation of name in Chinese for identification purpose only and are not the official name in English.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of shares and par value)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 16, 2008, CH Lighting entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International and KEG International Limited (“KEG”), a company incorporated in the British Virgins Islands. Pursuant to the Share Exchange Agreement, CH Lighting acquired all of the issued and outstanding common stock of CH International from KEG in exchange for 93,000,000 newly-issued shares of CH Lighting’s common stock, par value of $0.001, representing 77.5% of CH Lighting’s common stock issued and outstanding upon completion of the share exchange (the “Share Exchange Transaction”).

During the year ended September 30, 2008, CH Lighting (i) implemented a 1 for 1,000 reverse stock split and issued 128 shares for fractional share issuance on December 13, 2007, (ii) converted a $65 convertible promissory note and all related accrued interest into 25,999,998 shares of common stock on January 28, 2008, (iii) converted a $10 convertible promissory note and all related accrued interest into 3,000,000 shares of common stock on January 31, 2008 and (iv) implemented a 6 for 1 forward stock split on March 31, 2008. There were 29,180,616 shares of CH Lighting’s common stocks issued and outstanding immediately before the completion of the Share Exchange Transaction.

Upon completion of the Share Exchange Transaction (including, but not limited to, the cancellation of the 2,180,616 shares of CH Lighting’s common stock concurrent and simultaneous with the consummation of the Share Exchange Agreement), there were 120,000,000 shares of CH Lighting’s common stock issued and outstanding.

The acquisition by CH Lighting of CH International was deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, CH Lighting (the legal acquirer) is considered the accounting acquiree and CH International (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated entity are in substance be those of CH International, with the assets and liabilities, and revenues and expenses, of CH Lighting being included effective from the date of completion of Share Exchange Transaction. CH Lighting is deemed to be a continuation of business of CH International. The outstanding common stock of CH Lighting prior to the Share Exchange Transaction is accounted for at net book value and no goodwill was recognized.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, CH International and other subsidiaries (collectively referred to as the “CH International Group”) underwent a reorganization (“Reorganization”) as follows:

• On July 16, 2004, CH International acquired 25% equity interest in each of Zhejiang CH and CH Technology from nominees of Mr. Zhao Guo Song (“Mr. Zhao”), then the sole shareholder of the CH International, at a consideration of $500 and $75, respectively.

• On November 5, 2004, CH International acquired 25% equity interest in CH Lamps from a nominee of Mr. Zhao at a consideration of $50.

• On November 11, 2006, CH International acquired the remaining 75% equity interest in Zhejiang CH from Mr. Zhao and his nominee at a total consideration of $1,500.

• On November 22, 2006 and November 29, 2006, CH International acquired the remaining 75% equity interest in CH Technology from Mr. Zhao and his nominee at a total consideration of $225.

• On December 11, 2006, CH International acquired the remaining 75% equity interest in CH Lamps from a nominee of Mr. Zhao at a consideration of $150.

• On February 9, 2007, Zhejiang CH acquired the entire equity interest in CH Hong Kong from Mr. Zhao and his nominee at a total consideration of HKD10 (equivalent to $1).

• On January 7, 2008, Zhejiang CH established a 90% owned subsidiary, CH Lab, with registered capital of RMB 4,500 (equivalent to $599). The remaining 10% equity interest is held by Mr. Zhao.

• On May 6, 2008, CH International declared and paid dividends of $1,419 to Mr. Zhao.

• On June 15, 2008, Mr. Zhao transferred all his 100% equity interest in the CH International to KEG, in which Mr. Zhao owns 100% of KEG’s issued and outstanding capital stock. As a result of the transaction, CH International became a wholly owned subsidiary of KEG.

Since the ultimate beneficial owner of the companies comprising the CH International Group was, all the time prior to the completion of the Reorganization, Mr. Zhao, the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations). Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On July 1, 2009, the Company adopted FASB ASC 105-10 (formerly SFAS No. 168, The FASB ASC and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of CH Lighting and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Earings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended September 30, 2009 and 2008.

Revenue Recognition

Operating revenue represents the sale of goods at invoiced value to customers, net of returns, discounts and value-added tax (“VAT”), and is recognized when goods are delivered to customers, the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

The Company estimate sales return based on the amount of defective goods actually returned after the reporting period.  There was no sales return for the years ended September 30, 2009 and 2008.

Shipping and handling costs related to sales to third parties are reported as sales, marketing and distribution expenses.

Research and Development

Research and development activities are expensed and charged to general administrative expenses as incurred. Research and development costs were $536 and $580 for the years ended September 30, 2009 and 2008, respectively.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as selling, marketing and distribution expenses as incurred. Advertising costs were $244 and $759 for the years ended September 30, 2009 and 2008, respectively.

Retirement Plan Costs

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $175 and $184 were charged to operations for the years ended September 30, 2009 and 2008.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except PPE useful lives)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. See Note 18.

Comprehensive Income

Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

Property, Plant and Equipment (“PPE”)

PPE are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets.

Depreciation is provided over their estimated useful lives, using the straight-line method.  Estimated useful lives are as follows:

Buildings	20 years
Furniture, fixtures and office equipments	5 years
Motor vehicles	10 years
Machinery and equipment	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income. See Note 6.

Construction in Progress

Construction in progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and ready for their intended use. See Note 7.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except exchange rate)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of thirty years. See Note 8.

Impairment of Long-Lived Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360 (formerly SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets).  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments for the years ended September 30, 2009 and 2008.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method. Finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. At September 30, 2009, the Company has a provision for slow moving inventories $157. See Note 5.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America. The Company maintains its bank accounts in China and Hong Kong.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2009	September 30, 2008
Year ended RMB: $ exchange rate	6.8376	6.8551
Average yearly RMB: $ exchange rate	6.8464	7.1106

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

Stock-Based Compensation

The Company records compensation expense for stock-based employee compensation arrangement in accordance with the fair value recognition provisions of FASB ASC 718 (formerly SFAS No. 123R,  Share-Based Payment).  The Company estimates the fair value of stock-based awards granted to employees at the grant date with reference to the Direct Comparison Method under Market Approach which assumes sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. The Company records stock-based compensation expense as a general and administrative expense in the period of which the stock-based awards are expected to be vested. See Note 22.

Fair Value of Financial Instruments

FASB ASC 820 (formerly SFAS No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,792	$2,792	-	-

Restricted cash	$37,342	$37,342	-	-

See Note 4.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141R, Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ) ,  which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5,  Accounting for Contingencies  and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments )   to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28,  Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

In June 2009, the FASB SFAS No. 167, Amendments to FASB Interpretation No. 46©, requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The Company is currently evaluating the impact of the adoption of SFAS 167. This recently issued but not yet enacted accounting standard has not yet been codified by the FASB. See Note 1.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of customers and suppliers)

3.	OPERATING RISKS

(a)	Concentration of Major Customers and Suppliers

	Year ended September 30,
	2009	2008
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customer	$5,725	$9,733
Percentage of sales	10%	11%
Number	1	1

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	$9,686	$5,272
Percentage of purchases	37%	11%
Number	2	1

Accounts receivable related to the Company’s major customer comprised 20% and 33% of all accounts receivable as of September 30, 2009 and 2008, respectively.

Accounts payable related to the Company’s major suppliers comprised 25% and 10% of all accounts payable as of September 30, 2009 and 2008, respectively.

(b)	Country Risks

Four of the Company’s major subsidiaries have operations conducted in the PRC. Accordingly, their businesses, financial condition and results of operations maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

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

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

4.	RESTRICTED CASH

Restricted cash as of September 30, 2009 and 2008 represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial institutions as follows:

		September 30,
		2009	2008
	Note
Notes payable	14	$13,057	$4,519
Bills financing	15(b)	19,890	7,367
Collateral for bank acceptance notes issued by a related party	9(c)	1,463	4,428
A short-term bank loan	15(a)	2,925	-
Others		7	-

		$37,342	$16,314

5.	INVENTORIES

Inventories consist of the following:

	September 30,
	2009	2008

Raw materials	$3,068	$3,397
Work-in-progress and semi-finished goods	2,463	2,277
Finished goods	6,886	9,629
	12,417	15,303

Less: Provision for slow-moving inventories	(157)	-

Inventories, net	$12,260	$15,303

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		September 30,
		2009	2008
	Note
At cost:
Buildings		$6,967	$6,869
Plant and machinery		7,987	7,626
Motor vehicles		1,002	1,000
Furniture, fixtures and office equipment		1,181	1,167
Assets recorded under financial obligations, sale-leaseback	17	3,313	2,103
		20,450	18,765
Less: Accumulated depreciation
Buildings		(1,683)	(1,317)
Plant and machinery		(2,726)	(1,954)
Motor vehicles		(453)	(365)
Furniture, fixtures and office equipment		(778)	(651)
Assets recorded under financial obligations, sale-leaseback		(1,024)	(708)
		(6,664)	(4,995)

Property, plant and equipment, net		$13,786	$13,770

Depreciation expense was $1,669 and $1,214 for the years ended September 30, 2009 and 2008, respectively.

The Company has pledged certain buildings and machineries as collaterals against short-term bank loans. See Note 15(a).

7.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

		September 30,
		2009	2008
	Note
Construction in progress		$1,500	$1,497
Construction in progress recorded under financial obligations, sale-leaseback	17	-	1,051
		$1,500	$2,548

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	September 30,
	2009	2008

Cost of land use rights	$1,140	$1,137
Less: Accumulated amortization	(301)	(250)
Land use rights, net	$839	$887

Amortization expense for the years ended September 30, 2009 and 2008 was $48 and $38, respectively.

The Company has pledged the land use rights as collaterals against short-term bank loans. See Note 15(a).

9.	RELATED PARTY TRANSACTIONS

(a)	Names and Relationship of Related Parties:

Existing Relationships With the Company

Mr. Zhao	Director and controlling stockholder of the Company

Ms. Gan Cai Ying (“Ms. Gan”)	Director of the Company and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

*	These are direct translation of names in Chinese for identification purpose only and are not official names in English.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of Balances with Related Parties:

	September 30,
	2009	2008
Due from related parties:
Ms. Gan	$-	$636
CH Childcare	-	154
Henghui	-	26,352
Yingbao Childcare	-	7,360
Employees	255	-
	$255	$34,502

Among the balance of $34,502 at September 30, 2008, $2,595 was collected subsequent to September 30, 2008. The remaining balance of $10,458 and $21,449 was transferred to short-term and long-term notes receivable from related parties, respectively, during the year ended September 30, 2009 as the Company signed fixed-term, interest-free note agreements with the related parties. See Note 11 and 13.

The amount due from related parties at September 30, 2008 represents unsecured advances which are interest-free up to July 15, 2008 and repayable on demand. From July 16, 2008 onwards, the amounts carry variable interest at 1-3 Years Lending Rate offered by the People Bank of China plus 0.5% per annum. The Company plans to collect the outstanding amounts as of September 30, 2008 gradually within two years. As at September 30, 2008, the estimated amount to be collected after one year from September 30, 2008 was approximately $27,444.

Due from employees are interest-free, unsecured and have no fixed repayment term. The amounts due from employees primarily represent advances to sales personnel of the Company for business and travelling related expenses.

	September 30,
	2009	2008
Due to related parties:
Mr. Zhao	$125	$3,203
SX Umbrella	39	25
Hecheng	-	398
	$164	$3,626

The amounts due to related parties represent unsecured advances, which are interest-free and repayable on demand.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Transactions:

		September 30,
		2009		2008
		Note
Mr. Zhao and Ms. Gan	Mr. Zhao and Ms. Gan provided guarantee for the short-term bank loans borrowed by the Company	15(a)	$17,711	$2,022

Henghui	The Company provided cash as collateral for the bank acceptance notes issued by Henghui	4, 20(c)	1,463	4,376

	Henghui provided guarantee for the short-term bank loan borrowed by the Company	15(a)	512	2,917

	The Company had Long-term and Short-term notes receivable from Henghui	11,13	28,829	-

	The Company received interest income from Henghui		-	59

Yingbao Childcare	Yingbao Childcare provided guarantee for the financial obligations, sale-leaseback borrowed by the Company	17	2,413	3,325

	Yingbao Childcare provided guarantee for the short-term bank loans borrowed by the Company	15(a)	10,823	-

	The Company had Long-term notes receivable from Yingbao Childcare	13	16,318

SX Umbrella	The Company paid rental fee to SX Umbrella for renting doom		$15	$14

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

10.	SHORT-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The short-term notes receivable from unrelated parties consist of the following:

		September 30,
		2009	2008

Due December 31, 2009	a)	$731	$-
Due March 31, 2010	b)	948	-
Due August 3, 2010	c)	439	-

Total		$2,118	$-

The unsecured notes denoted a) and c) were provided to an unrelated company for its assistance in providing guarantee for bank loans borrowed by the Company, and bears a 4.78% and 4.29% interest rate per annum, respectively. The interest income was $11 for the year ended September 30, 2009.

The interest-free, unsecured note denoted b) was provided to an unrelated company for its assistance in providing guarantee for bank loans borrowed by the Company.

11.	SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The short-term notes receivable from related parties consist of the following:

		September 30,
		2009	2008

Henghui, due December 31, 2009	d)	$115	$-
Henghui, due March 31, 2010	e)	10,458	-

Total		$10,573	$-

The interest-free and secured by Mr. Zhao notes denoted d) and e) were provided to a related company for its assistance in providing guarantee for bank loans borrowed by the Company. See Note 9.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

12.	LONG-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The long-term notes receivable from unrelated parties consist of the following:

		September 30,
		2009	2008
Due December 31, 2010, net of discount of $2	a)	$34	$-

Due December 31, 2010, net of discount of $2	b)	34	-

Due December 31, 2010, net of discount of $10	c)	151	-

Due December 31, 2010, net of discount of $56	d)	822	-

Total		$1,041	$-

In October 2008, interest-free notes were provided to an unrelated company a) for its assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $4 based on the present value of the notes receivable using a 5.4% rate.

In September 2009, interest-free notes were provided to unrelated companies b), c) and d) for their assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $68 based on the present value of the notes receivable using a 5.4% rate.

The amortization of discount, relating to the notes for the year ended September 30, 2009 was $2.

13.	LONG-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The long-term notes receivable from related parties consist of the following:

		September 30,
		2009	2008
Yingbao Childcare, due December 31, 2010, net of discount of $1,108	e)	$16,318	$-
Henghui, due December 31, 2010, net of discount of $1,239	f)	18,256	-

Total		$34,574	$-

In October 2008, $36,921 interest-free notes were provided to related companies e) and f) for their assistance in developing distribution channels and new markets for the Company. Among the total notes receivable of $36,921, $21,449 was transferred from due from related parties, and the remaining balance of $15,472 was paid by the Company at September 30, 2009. See Note 9. The Company recorded non-cash marketing expense and discounts on the notes receivable of $3,376 based on the present value of the notes receivable using a 5.4% rate.

The amortization of discount, relating to the notes for the year ended September 30, 2009 was $1,029.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

14.	NOTES PAYABLE

The notes payable consist of the following:

	September 30,
	2009	2008
Due October 23, 2009, subsequently repaid on due date	$362	$-
Due November 7, 2009, subsequently repaid on due date	134	-
Due November 14, 2009, subsequently repaid on due date	2,925	-
Due November 11, 2009, subsequently repaid on due date	1,463	-
Due December 3, 2009, subsequently repaid on due date	160	-
Due December 4, 2009, subsequently repaid on due date	230	-
Due December 22, 2009,	51	-
Due December 24, 2009,	523	-
Due December 30, 2009,	3,218	-
Due February 4, 2010,	694	-
Due March 1, 2010,	2,039	-
Due March 3, 2010,	1,316	-
Due March 23, 2010,	1,463	-
Due March 27, 2010,	1,463	-
Due before February 11, 2009, subsequently repaid on due date	-	4,519
	$16,041	$4,519

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission on each loan transaction. Bank charges for notes payable were $39 and $25 for the years ended September 30, 2009 and 2008, respectively.

The notes payable are secured by $13,057 and $4,519 restricted cash as of September 30, 2009 and 2008, respectively. See Note 4.

15.	SHORT-TERM BANK BORROWINGS

The short-term bank borrowings consist of the following:

		September 30,
	Note	2009	2008

Short-term bank loans	15(a)	$55,195	$38,814
Bills financing	15(b)	19,890	12,035
		$75,085	$50,849

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

15.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(a)	Short-Term Bank Loans

The short-term bank loans consist of the following:

		September 30,
		2009	2008
	Note
Due October 12, 2009, subsequently repaid on due date		$1,463	$-
Due November 25, 2009, subsequently repaid on due date		951	-
Due on November 26, 2009, subsequently repaid on due date		1,194	-
Due December 30, 2009		161	-
Due January 11, 2010		1,463	-
Due January 24, 2010		2,194	-
Due February 3, 2010, guaranteed by Henghui	9(c)	512	-
Due February 19, 2010		731	-
Due February 25, 2010		995	-
Due March 1, 2010		2,867	-
Due March 17, 2010		1,755	-
Due March 26, 2010		2,925	-
Due March 30, 2010		2,925	-
Due April 4, 2010		1,463	-
Due April 9, 2010		731	-
Due April 17, 2010		2,925	-
Due April 22, 2010		731	-
Due April 30, 2010		1,755	-
Due May 18, 2010		2,194	-
Due May 28, 2010		761	-
Due June 7, 2010		731	-
Due June 10, 2010		2,194	-
Due June 14, 2010		439	-
Due June 25, 2010		731	-
Due June 28, 2010		3,642	-
Due July 14, 2010		1,463	-
Due July 15, 2010, guaranteed by Yingbao Childcare	9(c)	5,850	-
Due August 3, 2010		1,550	-
Due August 4, 2010, guaranteed by Yingbao Childcare	9(c)	4,973	-
Due August 19, 2010		1,463	-
Due August 21, 2010		1,463	-
Due before August 21, 2009, subsequently repaid on due date		-	38,814
Total		$55,195	$38,814

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

15.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(a)	Short-Term Bank Loans (Continued)

The short-term bank loans are collateralized by land use rights, property, plant and equipment and restricted cash of the Company with carrying values as follows:

		September 30,
		2009	2008
	Note
Land use right	8	$839	$887
Property, plant and equipment	6	4,371	5,640
Restricted cash	4	2,925	-
		$8,135	$6,527

Various parties have also provided guarantees against these short-term bank loans as follows:

		September 30,
		2009	2008
	Note
Personal guarantees provided by related parties	9(c)	$17,711	$13,858
Corporate guarantees provided by unrelated parties	20(c)	$23,927	$30,922

The weighted average annual interest rates of the short-term bank loans were 5.62% and 6.41% as of September 30, 2009 and 2008, respectively.  Interest expense was $2,704 and $2,015 for the years ended September 30, 2009 and 2008, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

15.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(b)	Bills Financing

The bills financing consists of the following:

	September 30,
	2009	2008

Due October 21, 2009, subsequently repaid on due date	$2,925	$-
Due October 29, 2009, subsequently repaid on due date	2,194	-
Due November 21, 2009, subsequently repaid on due date	1,463	-
Due November 22, 2009, subsequently repaid on due date	1,463	-
Due November 27, 2009 subsequently repaid on due date	1,609	-
Due December 18, 2009	2,194	-
Due December 22, 2009	2,194	-
Due February 20, 2010	1,462	-
Due March 7, 2010	1,462	-
Due March 8, 2010	1,462	-
Due March 22, 2010	1,462	-
Due before February 25, 2009, subsequently repaid on due date	-	12,035
Total	$19,890	$12,035

The bills are secured by restricted cash of the Company with carrying values of $19,890 and $7,367, for the years ended September 30, 2009 and 2008, respectively. See Note 4.

The weighted average annual interest rates of the bills financing were 2.14% and 5.69% as of September 30, 2009 and 2008, respectively.  Interest expense was $781 and $973 for the years ended September 2009 and 2008, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

16.	GOVERNMENT SUBSIDIES

Since 2008 the central government of the PRC has agreed to grant the Company subsidy for selling energy - saving lighting products at a discount price on a condition that the products are sold to retail customers. $10,125 and $0 was recorded as revenue derived from government grant for the years ended September 30, 2009 and 2008. $6,839 of the government grant revenue recognized in the year ended September 30, 2009 was associated with the sales for the year ended September 30, 2008. As the Company sold their products to distributors rather than retail customers for the year ended September 30, 2008, they were not able to make an appropriate estimate for the amount of government grant receivable then. And therefore, such amount was recorded as revenue derived from government grant upon receipt for the year ended September 30, 2009. The remaining $3,286 of the government grant revenue was associated with the sales made during the year ended September 30, 2009. Since the Company changed their selling strategy and sold products directly to retail customers, they were able to make appropriate estimate for the amount of government grant receivable.  And therefore, such amount was recorded as revenue derived from government grant for the year ended September 30, 2009. The government grants receivable of $3,286 is included in the accounts receivable balance at September 30, 2009.

During the years ended September 30, 2009 and 2008, $96 and $595 were recognized as other income for the government subsidies received in the previous years. Such government subsidies were required by the government to record as other payable upon receipt and would be recognized as other income upon utilization. However, the utilization of such government subsidies was not restricted.

For the years ended September 30, 2009, the Company was granted and received unconditional government subsidies of $589, which were recorded as other income.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

17.	FINANCIAL OBLIGATIONS, SALE-LEASEBACK

In September 2007, the Company refinanced its machineries under a sale-leaseback arrangement. Under the sale-leaseback agreement, the facility was sold for RMB 30,000 ($4,376) and concurrently, the Company leased the facility back for the amount aggregating RMB 30,000 ($4,376) with a weighted average interest rate of 8.16%, payable in periodic installments through September 2010. Among the selling price of RMB 30,000 ($4,376), RMB 20,000 ($2,917) was received in cash, and the remaining balance of RMB 10,000 ($1,459) was treated as an interest bearing security deposit to be applied to the future lease payments. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financial obligation in the amount of RMB 20,000 ($2,917), representing the net proceeds of the sale, has been recorded under “Financial obligations, sale-leaseback” in the Company’s Balance Sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the facility with RMB 300 ($44) at the expiration date of the lease. The financial obligation is guaranteed by Yinbao Childcare, the related party of the Company. See Note 9(c).

In June 2008, the Company refinanced its machineries under a sale-leaseback arrangement. Under the sale-leaseback agreement, the facility was sold for RMB 40,000 ($5,835) and concurrently, the Company leased the facility back for the amount aggregating RMB 40,000 ($5,835) with a weighted average interest rate of 8.16%, payable in periodic installments through June 2011. Among the selling price of RMB 40,000 ($5,835), RMB 26,666 ($3,889) was received in cash, and the remaining balance of RMB 13,334 ($1,946) was treated as an interest bearing security deposit to be applied to the future lease payments. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financial obligation in the amount of RMB 26,666 ($3,889), representing the net proceeds of the sale, has been recorded under “Financial obligations, sale-leaseback” in the Company’s Balance Sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the facility with RMB 400 ($58) at the expiration date of the lease.

	September 30,
	2009	2008

Financial obligations, sale-leaseback	$6,825	$10,211
Less: Accumulated amortization	(3,788)	(1,050)
Financial obligations, sale-leaseback, net	$3,037	$9,161

Less: Current portion	2,413	3,068
Long-term portion	$624	$6,093

As of September 30, 2009, future minimum payments required under non-cancellable sale-leaseback are:

Year Ended September 30	Amount

2010	$2,757
2011	744
Total minimum lease payments	3,501

Less: Amount representing interest	(464)
Present value of net minimum lease payments	$3,037

Amortization of the financial obligations for the years ended September, 2009 and 2008 was $722 and $301, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

18.	INCOME TAXES

(a)	Corporation Income Tax (“CIT”)

At September 30, 2009, the Company had US federal net operating loss carryforward of approximately $1,927 expiring beginning in 2009 in varying amounts through 2028.

FASB ASC 740 (formerly SFAS No. 109 Accounting for Income Taxes) requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company estimates they will not have net operating income in the United States.  As such, the Company recorded a 100% valuation allowance against its net deferred tax asset associated with net operating loss carryforwrd as of September 30, 2009.

The People’s Republic of China

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which was effective on January 1, 2008.  Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of September 30, 2009 based on their best estimates and will continue to assess the impact of such new law in the future. The effects arising from the enforcement of the new CIT law have been reflected in the accounts.

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2009, the Company did not have a liability for unrecognized tax benefits.

CH Technology received official designation by the local tax authority as a foreign-invested enterprise engaged in manufacturing activities, and it exempts from enterprise income tax for two years commencing from the first profitable year in 2007, followed by a 50% reduction for the next three years.

CH Lighting PRC received official designation by the local tax authority as a High and New-Tech Enterprise, and the applicable income tax is 15% from January 1, 2008 to December 31, 2010.

Dividends payable by a foreign invested enterprise to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

18.	INCOME TAXES (CONTINUED)

Income tax benefit (expense) consist of the following:

	Year ended September 30,
	2009	2008

Current tax benefit (expense) arising in Hong Kong and the PRC:	$226	$(946)

Deferred taxes arising in Hong Kong and the PRC:	(162)	(1,145)

Income tax benefit (expense)	$64	$(2,091)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Year ended September 30,
	2009	2008

Computed “expected” income tax expenses	$(288)	$(4,125)
DiDifference in tax rates in the countries that the Company operates	(33)	(1)
Effect on tax incentives / holiday	419	3,225
Tax-exempted / Non-deductible items	(16)	(309)
Withholding tax	(18)	(859)
Others	-	(22)

Income tax benefit (expense)	$64	$(2,091)

Components of net deferred tax liabilities are as follows:

	September 30,
	2009	2008
Deferred tax assets (liabilities):
Current portion:
Provision of doubtful accounts	$438	$99
Provision and accruals	57	18
Discount of notes receivable	356	-
Sales cut off	(397)	-
Subtotal	454	117

Non-current portion:
Depreciation	110	54
Other comprehensive income	(534)	-
Net operating loss carry forward	168	-
Less: Valuation allowance	(168)	-
Withholding tax	(880)	(859)
Subtotal	(1,304)	(805)

Net deferred tax liabilities	$(850)	$(688)

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

18.	INCOME TAXES (CONTINUED)

(b)	Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The VAT standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

On January 1, 2002, the export policy of VAT "Exemption, Credit and Refund" began to apply to all exports by manufacture-based enterprises. In accordance with this policy, exported goods are exempted from output VAT and the input VAT charged for purchases of the raw materials, components and power consumed for the production of the exported goods may be refunded. Beginning July 1, 2008, the refund rates of lighting source products applicable to Zhejiang CH and CH Technology were ranging from 17% to 13%.

The refundable VAT of $390 and $126 at September 30, 2009 and 2008, respectively, are included in other receivables in the accompanying consolidated balance sheets.

(c)	Tax Holiday

Income before income tax expenses was $1,150 and $16,501 for the years ended September 30, 2009 and 2008, which was mainly attributed to subsidiaries with operations in China. Income tax related to China income for 2009 was $64. The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	September 30,
	2009	2008
Effect on tax incentives / holiday	$419	$3,225
Basic net income per share exclude tax holiday effect	$0.01	$0.11

19.	DISTRIBUTION OF INCOME

As stipulated by the relevant laws and regulations for sino-foreign joint enterprises in the PRC, the PRC Subsidiaries are required to maintain certain statutory reserves, which include a general reserve fund, an enterprise expansion fund and staff welfare and incentive bonus fund. The statutory reserves are to be appropriated from statutory net income as stipulated by statute or by the board of directors of respective subsidiaries and recorded as a component of stockholders' equity.

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

For the years ended September 30, 2009 and 2008, the Company transferred $428 and $512 to the statutory surplus reserve respectively.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of the PRC Subsidiaries.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

20.	COMMITMENTS AND CONTINGENCIES

(a)	Operating Lease Commitments

As of September 30, 2009, the Company entered into an operating leases agreement for its office and is required to pay the remainder of the rental fee of $4 within one year.

(b)	Capital Commitments

The Company entered into unconditional purchase commitment for construction projects of $8,435 within one year as of September 30, 2009.

(c)	Contingencies

As of September 30, 2009, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”). Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank loans of $23,927 borrowed by the Company. See Note 14(a).  If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance. As of September 30, 2009, the guarantee provided for the bank loans borrowed by Company A was approximately $2,735, which consists of the following:

September 30, 2009
Due December 24, 2009	$541
Due May 26, 2010	1,170
Due May 26, 2010	293
Due June 10, 2010	731
Total	$2,735

As of September 30, 2009, the Company provided a corporate guarantee for bank acceptance notes issued by Henghui, a related party of the Company. Under the guarantee contract, the maximum guarantee amount is $1,463, due January 28, 2010. See Note 9(c).

However, default by Company A and Henghui is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of September 30, 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except number of years)

21.	GEOGRAPHICAL SALES AND SEGMENTS

Information for the Company’s sales by geographical area for the years ended September 30, 2009 and 2008 are as following:

	Year ended September 30,
	2009	2008

China, including Hong Kong	$34,643	$55,410
Middle East	7,369	13,251
Korea	3,932	9,008
Europe	8,832	7,647
United State	591	1,212
Africa	219	656
South America	33	73
Others	1,840	3,607
Total	$57,459	$90,864

The Company operates one business segment for the years ended Sep 30, 2009 and 2008.

22.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT

On June 15, 2008, Mr. Zhao and certain key management personnel of CH Lighting (the “Employees”) entered into stock-based employee compensation agreements, which enable those key management personnel to acquire 470 shares (4.7%) of the issued and outstanding common stocks of KEG (the “Award Stocks”) from Mr. Zhao. Pursuant to the stock-based employee compensation agreements, 125 shares of Award Stocks were fully vested immediately and the remaining 345 shares of Award Stocks will be vested on each anniversary date of the original grant on a pro rata basis over 5 years until all awards are vested (the “Vesting Period”). If the Employees are unable to remain in office during the Vesting Period, Mr. Zhao is entitled to re-purchase the unvested Award Stocks.

The Company adopted FASB ASC 718 (formerly SFAS No. 123R, Share-based payment) to recognize an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted FASB ASC 718 on a prospective basis.

Compensation expense attributed to the stock-based employee compensation agreements is based on the fair value of the Award Stocks on the grant date. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award stock. Fair value of stock awards is determined using a Direct Comparison Method under Market Approach which assumes sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. This valuation method was used because at the time of grant the fair value was not determinable by the market price because KEG is a private company. The fair value of the Award Stocks of $8 per award stock was determined by the management with reference to a valuation report prepared by an independent firm of qualified professional valuers not connected to the Company which has appropriate qualifications and recent experience in the valuation of similar instruments.

For the year ended September 30, 2009, additional 54 shares of Award Stocks were fully vested, 75 shares of Award Stocks had lapsed upon resignation of two employees and 216 shares of Award Stocks were outstanding and unvested.

The fair value of the stock-based compensation expense for the years ended September 30, 2009 and 2008 was $538 and $962, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)

23.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through December 18, 2009, the date the consolidated financial statements were issued.