Form 10-Q
period 2009-12-31
CH LIGHTING INTERNATIONAL CORP
filed 2010-02-12
CIK 1110396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(011) 86-575-8212-7538
(Registrant’s Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 10, 2010, the registrant had 120,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets	F-1 - F-2

Unaudited Condensed Consolidated Statements of Income and Other Comprehensive Income	F-3

Unaudited Condensed Consolidated Statements of Cash Flows	F-4 - F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 - F-30

 CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
(In thousands except par value and number of shares)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$920	$2,792
Restricted cash	46,986	37,342
Accounts receivable, net of allowance for doubtful accounts of $2,167 at December 31, 2009 and September 30, 2009	22,026	18,346
Inventories, net	10,302	12,260
Other receivables	305	395
Due from related parties	261	255
Prepayments	464	284
Deferred tax assets	371	454
Notes receivable from unrelated parties, current portion, net discount of $11 at December 31, 2009	222	-
Notes receivable from related parties, current portion, net discount of $1,892 at December 31, 2009	35,034	-
Short-term notes receivable from unrelated parties	15,159	2,118
Short-term notes receivable from related parties	-	10,573
Total Current Assets	132,050	84,819

Long-Term Assets
Property, plant and equipment, net	12,377	13,786
Construction in progress	1,501	1,500
Prepayment for equipment	1,621	1,897
Deposit for potential acquisition	1,112	-
Long-term notes receivable from unrelated parties, net discount of $71 at September 30, 2009	-	1,041
Long-term notes receivable from related parties, net discount of $2,349 at September 30, 2009	-	34,574
Land use rights, net	829	839
Total Long-Term Assets	17,440	53,637

TOTAL ASSETS	149,490	138,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	17,792	17,645
Short-term bank borrowings	83,558	75,085
Notes payable	18,502	16,041
Accrued expenses and other current liabilities	1,595	2,394
Customer deposits	3,022	2,038
Due to related parties	315	164
Income tax payable	267	200
Financial obligations, sale-lease back, net-current portion	2,106	2,413
Total Current Liabilities	127,157	115,980

Long-Term Liabilities
Financial obligations, sale-lease back, net-long-term portion	215	624
Deferred tax liabilities	1,229	1,304
Total Long-Term Liabilities	1,444	1,928

TOTAL LIABILITIES	$128,601	$117,908
See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
(In thousands except par value and number of shares)	(Unaudited)

	$	$
COMMITMENTS AND CONTINGENCIES

EQUITY

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,000,000 shares issued and outstanding	120	120
Additional paid-in capital	1,604	1,500
Statutory reserves	1,214	1,168
Accumulated other comprehensive income	1,601	1,601
Retained earnings	16,284	16,093
Total Stockholders’ Equity	20,823	20,482

NON-CONTROLLING INTEREST	66	66

TOTAL EQUITY	20,889	20,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,490	$138,456

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
(In thousands except net income per share and number of shares)

REVENUES	$13,760	$15,097
REVENUES FROM GOVERNMENT SUBSIDIES	1,609	3,092
TOTAL REVENUES	15,369	18,189

COST OF SALES	(12,116)	(10,987)

GROSS PROFIT	3,253	7,202

Selling, marketing and distribution expenses	(618)	(1,854)
General and administrative expenses	(1,673)	(1,227)
TOTAL OPERATION EXPENSES	(2,291)	(3,081)

INCOME FROM OPERATIONS	962	4,121

Amortization of discount on notes receivable	516	-
Interest income	265	1,243
Interest expense	(1,461)	(1,088)
Other government subsidies	34	193
Other (expenses) income	(4)	10

INCOME BEFORE INCOME TAXES	312	4,479

Income tax expense	(76)	(568)

NET INCOME	236	3,911

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain, net of tax	-	3

COMPREHENSIVE INCOME	$236	$3,914

NET INCOME PER SHARE ATTRIBUTABLE TO CONTROLLING INTEREST, BASIC AND DILUTED	$0.00	$0.03

WeWEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	120,000,000	120,000,000

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236	$3,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	390	379
Amortization of land use rights	10	9
Amortization of financial obligations, sale-lease back	99	-
Provision for slow-moving inventories	1	-
Amortization of notes receivable discount	(516)	-
Government subsidies	-	(6)
Imputed interest expense	-	(1,000)
Deferred taxes	8	334
Stock-based employee compensation expense	104	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,680)	2,506
Other receivables	90	(864)
Prepayments	(180)	1,056
Inventories	1,957	(702)
Increase (Decrease) in:
Accounts payable	147	(1,630)
Accrued expenses and other accrued liabilities	(799)	1,755
Customer deposits	984	(370)
Income tax payable	67	234
Net cash (used in) provided by operating activities:	(1,082)	5,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(56)	(743)
Proceeds from disposition of equipment	1,074	-
Deposit for potential acquisition	(1,112)	-
Prepayment for equipment	276	-
Investment in restricted bank balances, net	-	(16,015)
Repayment of long-term notes receivable from unrelated party	877	-
Increase in principal of long-term notes receivable from related parties	-	(1,026)
Repayment of short-term notes receivable from related party	10,573	-
Increase in principal of short-term notes receivable from unrelated parties	(13,041)	-
Net cash used in investing activities:	$(1,409)	$(17,784)

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(In thousand)
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(9,644)	$-
Proceeds from related parties	144	-
Proceeds from bills financing, net	-	17,801
Proceeds from notes payable	11,527	-
Repayment of notes payable	(9,066)	(2,780)
Proceeds from short-term bank borrowings	28,730	8,564
Repayment of short-term bank borrowings	(20,257)	(11,190)
Repayment of financial obligations, sale-leaseback	(815)	(796)
Net cash provided by financing activities	619	11,599

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,872)	(573)

Cash and cash equivalents, at beginning of year	2,792	3,154
Effect on exchange rate changes	-	2
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$920	$2,583

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest received	$237	$243
Interest paid	$1,256	$1,088

SUPPLEMENTAL NON-CASH DISCLOSURES:
Settlement of bills financing with other financial assets	$-	$2,918

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands except number of shares and par value)

1.	BASIS OF PRESENTATION

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

The unaudited condensed consolidated financial statements of CH Lighting International Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

1.	BASIS OF PRESENTATION (CONTINUED)

On July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CH Lighting International Corporation and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results when ultimately realized could differ from those estimates.

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

The Company estimate sales return based on the amount of defective goods actually returned after the reporting period.  There was no sales return for the three months ended December 31, 2009 and 2008, respectively.

Shipping and handling costs related to sales to third parties are reported as sales, marketing and distribution expenses.

Research and Development

Research and development activities are expensed and charged to general administrative expenses as incurred. Research and development costs were $536 and $580 for the three months ended December 31, 2009 and 2008, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands except exchange rate)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The condensed consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2009	September 30, 2009	December 31, 2008
Period ended RMB: $ exchange rate	6.8372	6.8376	-
Average Period RMB: $ exchange rate	6.8361	6.8464	6.8330

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

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of December 31, 2009 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$920	$920	-	-

Restricted cash	$46,986	$46,986	-	-

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America. The Company maintains its bank accounts in China and Hong Kong.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Retirement Plan Costs

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $44 and $42 were charged to operations for the three months ended December 31, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141R, Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of December 31, 2009.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of December 31, 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of December 31, 2009.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ) ,  which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5,  Accounting for Contingencies  and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the condensed consolidated financial statements as of December 31, 2009.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the condensed consolidated financial statements as of December 31, 2009.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments )   to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28,  Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the condensed consolidated financial statements as of December 31, 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands except number of customers, suppliers and percentages)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  ASC 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that， and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of ASC 810-10.

3.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended December 31, 2009 and 2008.

4.	CONCENTRATIONS

	Three Months Ended December 31, (Unaudited)
	2009	2008
Major customers with revenues of more than 10% of the Company’s revenues:
Revenues from major customer	$ 1,929	$ 2,272
Percentage of revenues	14%	15%
Number	1	1

Major suppliers with purchases of more than 10% of the Company’s purchases:
Purchases from major suppliers	$ 2,968	$ 3,738
Percentage of purchases	29%	30%
Number	2	2

Accounts receivable related to the Company’s major customer comprised 14% and 18% of all accounts receivable at December 31, 2009 and September 30, 2009, respectively.

Accounts payable related to the Company’s major suppliers comprised 29% and 25% of all accounts payable at December 31, 2009 and September 30, 2009, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

5.	RESTRICTED CASH

Restricted cash at December 31, 2009 and September 30, 2009 represented time deposits with original maturities between three and twelve months to secure banking facilities granted by various financial institutions as follows:

		December 31,	September 30,
		2009	2009
	Note	(Unaudited)
Notes payable	12	$17,770	$13,057
Bills financing	13(b)	24,821	19,890
Collateral for bank acceptance notes issued by a related party	18(c)	1,463	1,463
A short-term bank loan	13(a)	2,925	2,925
Others		7	7

		$46,986	$37,342

At December 31, 2009, the Company provided a corporate guarantee for bank acceptance notes issued by Henghui, a related party of the Company. Under the guarantee contract, the maximum guarantee amount is $1,463, due January 28, 2010.  See Note 18(c).

6.	INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Raw materials	$2,557	$3,068
Work-in-progress and semi-finished goods	1,132	2,463
Finished goods	6,771	6,886
	10,460	12,417

Less: Provision for slow-moving inventories	(158)	(157)

Inventories, net	$10,302	$12,260

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		December 31,	September 30,
		2009	2009
	Note	(Unaudited)
At cost:
Buildings		$6,967	$6,967
Plant and machinery		6,728	7,987
Motor vehicles		1,030	1,002
Furniture, fixtures and office equipment		1,184	1,181
Assets recorded under financial obligations, sale-leaseback	15	3,313	3,313
		19,222	20,450
Less: Accumulated depreciation
Buildings		(1,770)	(1,683)
Plant and machinery		(2,699)	(2,726)
Motor vehicles		(475)	(453)
Furniture, fixtures and office equipment		(803)	(778)
Assets recorded under financial obligations, sale-leaseback		(1,098)	(1,024)
		(6,845)	(6,664)

Property, plant and equipment, net		$12,377	$13,786

Depreciation expense was $390 and $379 for the three months ended December 31, 2009 and 2008, respectively.

The Company pledged certain buildings and machinery as collateral against short-term bank loans. See Note 13(a).

8.	LAND USE RIGHTS

Land use rights consist of the following:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Cost of land use rights	$1,140	$1,140
Less: Accumulated amortization	311	(301)
Land use rights, net	$829	$839

Amortization expense for the three months ended December 31, 2009 and 2008 was $10 and $9, respectively.

The Company pledged land use rights as collateral against short-term bank loans. See Note 13(a).

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS

(a)   Names and Relationship of Related Parties:

Existing Relationships With the Company

Mr. Zhao	Director and controlling stockholder of the Company

Ms. Gan	Director of the Company and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

* These are direct translation of names in Chinese for identification purpose only and are not official names in English.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Related Party Transactions:

		Three Months Ended September 30, (Unaudited)
			2009	2008
		Note
Mr. Zhao and Ms. Gan	Mr. Zhao and Ms. Gan provided guarantees for short-term bank loans borrowed by the Company	13(a)	$17,200	$1,459

Henghui	The Company provided cash as collateral for the bank acceptance notes issued by Henghui	5, 18(c)	1,463	-

	Henghui provided a guarantee for a short-term bank loan borrowed by the Company	13(a)	511	-

	The Company had a long-term receivable from Henghui	9(e)	18,499	25,136

	The Company received interest income from Henghui		-	1,000

Yingbao Childcare	Yingbao Childcare provided a guarantee for the financial obligations, sale-leaseback borrowed by the Company	15	1,931	3,160

	Yingbao Childcare provided a guarantee for the short-term bank loans borrowed by the Company	13(a)	10,823	7,374

	The Company had long-term notes receivable from Yingbao Childcare	9(e)	16,535	-

SX Umbrella	The Company paid a rental fee to SX Umbrella for renting a dorm		4	4

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Balances with Related Parties:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Due from employees	$261	$255
	$261	$255

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. They primarily represent advances to sales personnel of the Company for business and travelling related expenses.

	December 31,	September 30,
	2009	2009
	(Unaudited)
Due to related parties:
Mr. Zhao	$272	$125
SX Umbrella	43	39
	$315	$164

Amounts due to related parties represent unsecured advances, which are interest-free and repayable on demand.

(d) Short-term Notes Receivable from Related Party

		December 31,	September 30,
		2009	2009
		(Unaudited)
Henghui, due December 31, 2009, repaid on due date	a)	$-	$115
Henghui, due March 31, 2010, repaid on December 31, 2009	b)	-	10,458

Total		$-	$10,573

The interest-free and secured by Mr. Zhao notes denoted a) and b) were provided to a related company for its assistance in providing a guarantee for bank loans borrowed by the Company.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(e) Long-term Notes Receivable from Related Parties

		December 31,	September 30,
		2009	2009
		(Unaudited)
Yingbao Childcare, due December 31, 2010, net of discount of $893 and $1,108, respectively	a)	$16,535	$16,318
Henghui, due December 31, 2010, net of discount of $999 and $1,239, respectively	b)	18,499	18,256

Long-term Notes Receivable From Related Parties		35,034	34,574

Less: Current portion		35,034	-

Long-term portion		$-	$34,574

In October 2008, $36,921 interest-free notes were provided to related companies a) and b) for their assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $3,376 based on the present value of the notes receivable using a 5.4% rate.

The amortization of discount, relating to the notes for the three months ended December 31, 2009 and 2008 was $457 and $1,000, respectively.

10.	SHORT-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The short-term notes receivable from unrelated parties consist of the following:

		December 31,	September 30,
		2009	2009
		(Unaudited)
Due December 31, 2009, repaid on due date	a)	$-	$731
Due March 31, 2010	b)	1,206	948
Due August 3, 2010	c)	439	439
Due November 30, 2010	d)	13,514	-

Total		$15,159	$2,118

The unsecured notes denoted a) and c) were provided to an unrelated company for its assistance in providing a guarantee for bank loans borrowed by the Company, and bears a 4.79% and 4.28% interest rate per annum, respectively. Interest income was $13 and $0 for the three months ended December, 31 2009 and 2008, respectively.

The interest-free, unsecured notes denoted b) and d) were provided to unrelated companies for their assistance in providing a guarantee for bank loans borrowed by the Company.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

11.	LONG-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The long-term notes receivable from unrelated parties consist of the following:

		December 31,	September 30,
		2009	2009
		(Unaudited)
Due December 31, 2010, net of discount of $1 and $2 at December 31, 2009 and September 30, 2009, respectively	a)	$35	$34
Due December 31, 2010, net of discount of $1 and $2 at December 31, 2009 and September 30, 2009, respectively	b)	35	34
Due December 31, 2010, net of discount of $8 and $10 at December 31, 2009 and September 30, 2009, respectively	c)	152	151
Due December 31, 2010, repaid on December 31, 2009	d)	-	822

Subtotal		222	1,041

Less: Current portion		222	-

Long-term portion		$-	$1,041

In October 2008, interest-free notes were provided to an unrelated company a) for its assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $4 based on the present value of the notes receivable using a 5.4% rate.

In September 2009, interest-free notes were provided to unrelated companies b), c) and d) for their assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $68 based on the present value of the notes receivable using a 5.4% rate. The unamortized discount on note denoted d) was $55, which was transferred to amortization of discount on notes receivable, with the settlement of the principle at December 31, 2009.

The amortization of discount, relating to the notes denoted a), b) and c) for the three months ended December 31, 2009 and 2008 was $4 and $0, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

12.	NOTES PAYABLE

The notes payable consist of the following:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Due February 4, 2010, subsequently repaid on due date	$694	$694
Due March 1, 2010	2,039	2,039
Due March 3, 2010	1,316	1,316
Due March 23, 2010	1,677	1,463
Due March 27, 2010	1,463	1,463
Due April 12, 2010	312	-
Due May 3, 2010	574	-
Due May 20, 2010	1,463	-
Due May 25, 2010	1,463	-
Due June 3, 2010	481	-
Due June 9, 2010	1,463	-
Due June 10, 2010	1,463	-
Due June 11, 2010	1,463	-
Due June 17, 2010	1,900	-
Due June 24, 2010	731	-
Due before December 31, 2009, subsequently repaid on due date	-	9,066
	$18,502	$16,041

All the notes payable are bank acceptance notes and subject to bank charges of 0.05% of the principal amount as commission on each loan transaction. Bank charges for notes payable were $19 and $10 for the three months ended December 31, 2009 and 2008, respectively.

Notes payable are secured by $17,770 and $13,057 restricted cash at December 31, 2009 and September 30, 2009, respectively. See Note 5.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS

The short-term bank borrowings consist of the following:

		December 31,	September 30,
		2009	2009
	Note	(Unaudited)
Short-term bank loans	13(a)	$56,500	$55,195
Bills financing	13(b)	27,058	19,890
		$83,558	$75,085

(a) Short-Term Bank Loans

The short-term bank loans consist of the following:

		December 31,	September 30,
		2009	2009
		(Unaudited)
Due January 6, 2010, subsequently repaid on due date		$1,463	$-
Due January 11, 2010, subsequently repaid on due date		1,463	1,463
Due January 24, 2010, subsequently repaid on due date		2,194	2,194
Due February 3, 2010, subsequently repaid on due date		-	512
Due February 19, 2010		731	731
Due February 25, 2010		995	995
Due March 1, 2010		2,867	2,867
Due March 17, 2010		1,755	1,755
Due March 26, 2010		2,925	2,925
Due March 30, 2010		2,925	2,925
Due April 4, 2010		1,463	1,463
Due April 9, 2010		731	731
Due April 12, 2010		1,463	-
Due April 17, 2010		2,925	2,925
Due April 22, 2010		731	731
Due April 30, 2010		1,755	1,755
Due May 18, 2010		2,194	2,194
Due May 28, 2010		1,711	761
Due June 4, 2010	9(b)	511	-
Due June 7, 2010		731	731
Due June 10, 2010		2,194	2,194
Due June 11, 2010		1,199	-
Due June 14, 2010		439	439
Due June 25, 2010		731	731
Due June 28, 2010		3,642	3,642
Due July 14, 2010		1,463	1,463
Due July 15, 2010	9(b)	5,850	5,850
Due August 3, 2010		1,550	1,550
Due August 4, 2010	9(b)	4,973	4,973
Due August 19, 2010		1,463	1,463
Due August 21, 2010		1,463	1,463
Due before December 31, 2009, subsequently repaid on due date		-	3,769
Total		$56,500	$55,195

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(a) Short-Term Bank Loans (Continued)

Short-term bank loans are collateralized by land use rights, property, plant and equipment and restricted cash of the Company with carrying values as follows:

		December 31,	September 30,
		2009	2009
	Note	(Unaudited)
Land use rights	8	$839	$839
Property, plant and equipment	7	4,371	4,371
Restricted cash	5	2,925	2,925
		$8,135	$8,135

Various parties have also provided guarantees against these short-term bank loans as follows:

		December 31,	September 30,
		2009	2009
	Note	(Unaudited)
Personal guarantees provided by related parties	9(b)	$17,200	$17,711
Corporate guarantees provided by unrelated parties	18	$25,230	$23,927

The weighted average annual interest rates of the short-term bank loans were 5.56% and 5.62% as of December 31, 2009 and September 30, 2009, respectively.  Interest expense was $797 and $544 for the three months ended December 31, 2009 and 2008, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(b) Bills Financing

The bills financing consists of the following:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Due February 20, 2010	$1,462	$1,462
Due March 7, 2010	1,462	1,462
Due March 8, 2010	1,462	1,462
Due March 22, 2010	1,462	1,462
Due April 15, 2010	1,756	-
Due April 30, 2010	2,925	-
Due May 12, 2010	1,170	-
Due May 24, 2010	4,388	-
Due May 26, 2010	1,463	-
Due June 1, 2010	1,463	-
Due June 8, 2010	2,633	-
Due June 16, 2010	731	-
Due June 18, 2010	1,463	-
Due June 24, 2010	3,218	-
Due before December 31, 2009, subsequently repaid on due date	-	14,042
Total	$27,058	$19,890

The bills are secured restricted cash of the Company of $24,821 and $19,890 at December 31, 2009 and September 30, 2009, respectively. See Note 5.

The weighted average annual interest rates of the bills financing were 2.25% and 2.14% as of December 31, 2009 and September 30, 2009, respectively.  Interest expense was $360 and $197 for the three months ended December 31, 2009 and 2008, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

14.	GOVERNMENT SUBSIDIES

Since 2008 the central government of the PRC agreed to grant the Company subsidies for selling energy - saving lighting products at a discount price on a condition that the products are sold to retail customers. Revenues of $1,609 and $3,092 were recorded as revenue derived from government subsidies for the three months ended December 31, 2009 and 2008. Of the total, $1,525 of the government subsidies revenue recognized in the three months ended December 31, 2008 was associated with the sales for the year ended September 30, 2008. As the Company sold their products to distributors rather than retail customers for the year ended September 30, 2008, they were not able to make an appropriate estimate for the amount of the government subsidies receivable then. Therefore, such amount was recorded as revenue derived from government subsidies upon receipt for the three months ended December 31, 2008. The remaining $1,609 and $1,567 of the government subsidies revenue was associated with the sales made during the three months ended December 31, 2009 and 2008, respectively. Since the Company changed their selling strategy and sold products directly to retail customers, they were able to make an appropriate estimate for the amount of government subsidies receivable, and therefore, such amount was recorded as revenue derived from government subsidies for the three months ended December 31, 2009. The government subsidies receivable of $1,609 is included in the accounts receivable balance at December 31, 2009.

For the three months ended December 31, 2009, the Company was granted and received unconditional government subsidies of $34 for its achievement in developing new technology, which were recorded as other income. The Company recognized such government subsidies as income upon receipt because these subsidies are unconditional and for the Company’s past achievement.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

15.	FINANCIAL OBLIGATIONS, SALE-LEASEBACK

In September 2007, the Company refinanced its machinery under a sale-leaseback arrangement. Under the sale-leaseback agreement, the facility was sold for RMB 30,000 ($4,376) and concurrently, the Company leased the facility back for an amount aggregating RMB 30,000 ($4,376) with a weighted average interest rate of 8.16%, payable in periodic installments through September 2010. Among the selling price of RMB 30,000 ($4,376), RMB 20,000 ($2,917) was received in cash, and the remaining balance of RMB 10,000 ($1,459) was treated as an interest bearing security deposit to be applied to future lease payments. The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financial obligation in the amount of RMB 20,000 ($2,917), representing the net proceeds of the sale, was presented as “Financial obligations, sale-leaseback” in the Company’s Balance Sheets, and is being reduced by lease payments under the financial obligation. The Company has an option to purchase the facility for RMB 300 ($44) at the expiration of the lease. The financial obligation is guaranteed by Yinbao Childcare, a related party of the Company. See Note 9(b).

In June 2008, the Company refinanced its machinery under a sale-leaseback arrangement. Under the sale-leaseback agreement, the facility was sold for RMB 40,000 ($5,835) and concurrently, the Company leased the facility back for an amount aggregating RMB 40,000 ($5,835) with a weighted average interest rate of 8.16%, payable in periodic installments through June 2011. Among the selling price of RMB 40,000 ($5,835), RMB 26,666 ($3,889) was received in cash, and the remaining balance of RMB 13,334 ($1,946) was treated as an interest bearing security deposit to be applied to future lease payments. The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books and will continue to be depreciated. A financial obligation in the amount of RMB 26,666 ($3,889), representing the net proceeds of the sale, was presented as “Financial obligations, sale-leaseback” in the Company’s Balance Sheets, and is being reduced by lease payments under the financial obligation. The Company has an option to purchase the facility for RMB 400 ($58) at the expiration of the lease.

	December 31,	September 30,
	2009	2009
	(Unaudited)
Financial obligations, sale-leaseback	$6,825	$6,825
Less: Accumulated amortization	(4,504)	(3,788)
Financial obligations, sale-leaseback, net	2,321	3,037

Less: Current portion	2,106	2,413
Long-term portion	$215	$624

As of December 31, 2009, future minimum payments required under non-cancellable sale-leaseback are:

Year Ended December 31,	Amount
(Unaudited)
2010	$2,391
2011	295
Total minimum lease payments	2,686
Less: Amount representing interest	365
Present value of net minimum lease payments	$2,321

Amortization of the financial obligations for the three months ended December 31, 2009 and 2008 was $99 and $206, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

16.	INCOME TAXES

(a)   Corporation Income Tax (“CIT”)

At December 31, 2009, the Company had US federal net operating loss carryforward of approximately $124 expiring beginning in 2009 in varying amounts through 2028.

FASB ASC 740 (formerly SFAS No. 109 Accounting for Income Taxes) requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company estimates they will not have net operating income in the United States.  As such, the Company recorded a 100% valuation allowance against its net deferred tax asset associated with net operating loss carry forward as of December 31, 2009.

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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2009, the Company did not have a liability for unrecognized tax benefits.

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

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands)

16.	INCOME TAXES (CONTINUED)

Income tax expense consist of the following:

	Three Months Ended December 31, (Unaudited)
	2009	2008
Current tax	$(68)	$(234)

Deferred tax	40	11

Withholding tax	(48)	(345)

Income tax expense	$(76)	$(568)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Three Months Ended December 31, (Unaudited)
	2009	2008
Computed “expected” income tax expenses	$(78)	$(1,120)
Effect on tax incentives / holiday	64	707
Permanent differences	(14)	190
Withholding tax	(48)	(345)

Income tax expense	$(76)	$(568)

Components of net deferred tax liabilities are as follows:

	December 31,	September 30,
	2009	2009
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
Provision of doubtful accounts	$423	$438
Provision and accruals	88	57
Discount of notes receivable	280	356
Sales cut off	(420)	(397)
Subtotal	371	454

Non-current portion:
Depreciation	104	110
Other comprehensive income	(534)	(534)
Net operating loss carry forward	307	168
Less: Valuation allowance	(178)	(168)
Withholding tax	(928)	(880)
Subtotal	(1,229)	(1,304)

Net deferred tax liabilities	$(858)	$(850)

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousands except net income per share)

16.	INCOME TAXES (CONTINUED)

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

The refundable VAT of $299 and $390 at December 31, 2009 and September 30, 2009, respectively, are included in other receivables in the accompanying condensed consolidated balance sheets.

(c)   Tax Holiday

Income before income tax expenses was $312 and $4,479 for the three months ended December 31, 2009 and 2008, which was mainly attributed to subsidiaries with operations in China. Income tax expense related to China income for the three months ended December 31, 2009 and 2008 was $76 and $568, respectively. The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	Three Months Ended December 31, (Unaudited)
	2009	2008
Effect on tax incentives / holiday	$64	$707
Basic net income per share exclude tax holiday effect	$0.00	$0.00

17.	DISTRIBUTION OF INCOME

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

All PRC subsidiaries are required by relevant laws and regulation to transfer at least 10% of their after tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of the PRC Subsidiaries’ registered capital.

For the three months ended December 31, 2009 and 2008, the Company transferred $46 and $93 to the statutory surplus reserve respectively.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of the PRC Subsidiaries.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousand)

18.	COMMITMENTS AND CONTINGENCIES

(a)	Operating Lease Commitments

As of December 31, 2009, the Company entered into an operating leases agreement for its office and is required to pay the remainder of the rental fee of $15 within one year.

(b)	Capital Commitments

The Company entered into unconditional purchase commitment for construction projects of $8,721 within one year as of December 31, 2009.

(c)	Contingencies

As of December 31, 2009, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”). Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank loans of $25,230 borrowed by the Company. See Note 13(a).  If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance. As of December 31, 2009, the guarantee provided for the bank loans borrowed by Company A was approximately $3,656, which consists of the following:

December 31, 2009
(Unaudited)
Due May 26, 2010	$1,170
Due May 26, 2010	293
Due June 10, 2010	731
Due December 1, 2010	921
Due December 28, 2010	541
Total	$3,656

As of December 31, 2009, the Company provided a corporate guarantee for bank acceptance notes issued by Henghui, a related party of the Company. Under the guarantee contract, the maximum guarantee amount is $1,463, due April 9, 2010. See Note 5.

However, default by Company A and Henghui is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of December 31, 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousand except number of shares and years)

19.	GEOGRAPHICAL SALES AND SEGMENTS

Information for the Company’s sales by geographical area for the three months ended December 31, 2009 and 2008 are as following:

	Three Months Ended December 31, (Unaudited)
	2009	2009
China, including Hong Kong	$7,645	$10,912
Middle East	2,019	3,503
Korea	1,921	835
Europe	3,030	2,354
United States	313	76
Africa	120	-
South America	35	-
Others	286	509
Total	$15,369	$18,189

The Company operates one business segment for the three months ended December 31, 2009 and 2008.

20.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT

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

Compensation expense attributed to the stock-based employee compensation agreements is based on the fair value of the Award Stocks on the grant date. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award stock. Fair value of stock awards is determined using a Direct Comparison Method under Market Approach which assumes sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. This valuation method was used because at the time of grant the fair value was not determinable by the market price because KEG is a private company. The fair value of the Award Stocks of $8 per award stock was determined by the management with reliance on a valuation report prepared by an independent firm of qualified professional valuation consultants not connected to the Company which has appropriate qualifications and recent experience in the valuation of similar instruments.

As of December 31, 2009, 216 shares of Award Stocks were outstanding and unvested.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(In thousand)

20.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT (CONTINUED)

The fair value of the stock-based compensation expense for the three months ended December 31, 2009 and 2008 was $104 and $0, respectively.

21.	DEPOSIT FOR POTENTIAL ACQUISITION

The Company paid a refundable deposit to acquire 100% of Min Tai Lighting Corporation (“Min Tai”), a PRC company, for approximately $11,000.  On December 18, 2009, the Company paid $1,112 as a refundable deposit.

22.	SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through February 12, 2010, the date the condensed consolidated financial statements were issued.

(In thousands for dollar amounts except par value and number of shares)

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

The Share Exchange Transaction

On July 16, 2008 (the “Closing Date”), Sino-Biotics, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with CH International Holdings Limited, a British Virgin Islands investment holding company (“CH International”) and KEG International Limited, a British Virgin Islands company and the sole stockholder of CH International (the “Stockholder”). As a result of the share exchange, Sino-Biotics, Inc. acquired all of the issued and outstanding securities of CH International from the Stockholder in exchange for Ninety-Three Million (93,000,000) newly-issued shares of Sino-Biotics, Inc.’s common stock, par value $0.001 per share (“Common Stock”), representing 77.5% of the issued and outstanding Common Stock as of the Closing Date (the “Exchange”).  As a result of the Exchange, CH International became a wholly-owned subsidiary of Sino-Biotics, Inc.

            From its inception through the closing of the Exchange, the Company has not had any operations. Prior to the Exchange, the Company was considered a “blank check” company with US$1 in assets and with a net loss of approximately US$80 for the fiscal year ending September 30, 2007.  As of June 30, 2008, the Company had approximately US$22 in liabilities. As of July 16, 2008, the Company did not have any liabilities.

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

CH International also owns 90% of Shangyu CH Laboratory Testing Company Limited, a company organized under the laws of the PRC on January 7, 2008 (“CH Lab”).

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board and on the Pink Sheets under the symbol “CHHN.OB”.

(In thousands for dollar amounts)

Current Operations of the Company

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

Summary of the Company’s Current Business

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

The Company has three (3) major production facilities: CH Lighting PRC, CH Lamps and CH Technology, collectively covering 62,000m2, with floor area of 70,000m2, having 15 automatic light source production lines, capable of producing 120 million light sources and 17 million sets of  luminaries annually.

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

The Company has 32 established offices in China and has cooperative agreements with over 560 distributors in the Chinese market and over 420 foreign customers in the international market. The Company has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets.  U.S. Agent in progress.

Description of the Company’s Business Segments

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

A list of our products and services can be found in our Annual Report on Form 10-K as filed with the SEC on December 29, 2009 and on our website at http://chlighting.com.

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

(In thousands for dollar amounts)

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

•
Expansion of Sales Network. The Company aims to continue to expand its domestic market share and improve points of sales. At present, it has 32 offices in China and has relationships with more than 450 distributors.

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

(In thousands for dollar amounts)

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

Domestic Replacement Market

In 2008, the size of China's domestic for the T8 halogen powder lamp was 1 billion lamps. Currently, as a result of the requirements for energy savings and emissions reduction policies, T8 halogen powder lamps are one of the main products which should be replaced. The total replacement market for T8 halogen powder lamps, which have an average useful life of about 2 years, is estimated to be not less than 2.5 billion sets per year. If 15% of the lamps are to be replaced, the replacement market would be at least 220 million per year. Users that are pressing for replacement of such lamps in China include manufacturing enterprises, large-scale commercial enterprises (especially supermarket chains and large stores), colleges and universities, primary and secondary schools and other educational institutions, hospitals, railway stations, airports, libraries and other public buildings and facilities, government agencies, institutions and office buildings.
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

(In thousands for dollar amounts)

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

(In thousands for dollar amounts)

International Direct Sales

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

Critical Accounting Policies and Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 filed with the SEC.

  Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and inventories.

At December 31, 2009, the Company provided a $2,167 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2009 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2009, the Company provided an allowance against its inventories amounting to $158. Management determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

  Policy Affecting Recognition of Revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller’s price to the buyer is fixed or determinable;
4.	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of FASB ASC 605-10 with minimal subjectivity.

(In thousands for dollar amounts except net income per share)

Recently Issued Accounting Pronouncement

A description of recent accounting pronouncements is set forth under “New Accounting Standards” in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Results of Operations for the Three Months Ended December 31, 2009 Compared with the Three Months Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended December 31,		Three Months Ended December 31,
	2009	2008	2009	2008

Revenues	$13,760	$15,097	89.53%	83%
Revenues from government subsidies	1,609	3,092	10.47%	17%
TOTAL REVENUES	15,369	18,189	100%	100%
COST OF SALES	(12,116)	(10,987)	(78.83)%	(60.40)%
GROSS PROFIT	3,253	7,202	21.17%	39.60%
Selling, marketing and distribution expenses	(618)	(1,854)	(4.02)%	(10.19)%
General and administrative expenses	(1,673)	(1,227)	(10.89)%	(6.75)%
INCOME FROM OPERATIONS	962	4,121	6.26%	22.66%
Amortization of discount on notes receivable	516	-	3.36%	-
Interest income	265	1,243	1.72%	6.83%
Interest expense	(1,461)	(1,088)	(9.51)%	(5.98)%
Other government subsidies	34	193	0.22%	1.06%
Other expenses	(4)	10	(0.03)%	0.05%
INCOME BEFORE INCOME TAXES	312	4,479	2.03%	24.62%
Income tax expense	(76)	(568)	(0.49)%	(3.12)%
NET INCOME	$236	$3,911	1.54%	21.50%

NET INCOME PER SHARE, BASIC AND DILUTED	$0.00	$0.03

Revenues

	Three Months Ended December 31,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Domestic revenue	$6,036	$7,820	$(1,784)	(22.81)%
Government subsidies	1,609	3,092	(1,483)	(47.96)%
Overseas revenue	7,724	7,277	447	6.14%
Total Revenues	$15,369	$18,189	$(2,820)	(15.50)%

Revenues decreased by 15.50% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  The decrease was primarily due to revenues from domestic sales which decreased $1,784 due to the unfavorable impact caused by the global economic crisis.

The central government of the PRC has agreed to grant the Company subsidies for selling energy - saving lighting products at a discount price on a condition that the products are sold to retail customers. The decrease was primarily due to the fact that there were two government purchasing projects for the three months ended December 31, 2008, while there was only one government purchasing project for the three months ended December 31, 2009.

(In thousands for dollar amounts)

Cost of Sales

	Three Months Ended December 31,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Revenues	$15,369	$18,189	$(2,820)	(15.50)%
Cost of sales	12,116	10,987	1,129	10.28%
Gross Profit	$3,253	$7,202	$(3,949)	(54.83)%
Gross Profit Rate	21.17%	39.60%	(18.43)%	(46.54)%

Cost of goods sold increased by 10.28% for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008.  The increase is attributable to the higher price of raw materials for our major product power-saving lamp.

Gross profit decreased by $3,949, or 54.83%, for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008.  This decrease is attributable to lower sales.  Gross profit as a percentage of revenues decreased from 39.60% in the prior period to 21.17% in the same period of 2009 due to the fact that in 2008 Zhejiang CH sold energy - saving lighting products in connection with a government purchasing project with a higher margin.

Selling, Marketing and Distribution Expenses

	Three Months Ended December 31,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Transportation fee	$201	$249	$(48)	(19.28)%
Traveling fee	155	255	(100)	(39.22)%
Payroll	77	189	(112)	(59.26)%
Sales commission	53	812	(759)	(93.47)%
Office expense	46	77	(31)	(40.26)%
Advertising fee	30	78	(48)	(61.54)%
Others	56	194	(138)	(71.13)%
Total	$618	$1,854	$(1,236)	(66.67)%

Our decrease in selling, marketing and distribution expenses for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008 was primarily due to the following factors: (1) The Company assigned agents to perform sales promotion and supporting activities in connection with a government purchasing project and paid them promotion fees based on the actual sales quantities. Since the government purchasing project for Power-Saving Treasure was ended at December 31, 2008, the sales commission decreased accordingly. (2) Payroll and miscellaneous expenses decreased by $477 for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008. This decrease was due to the implementation by management to decrease expenses.

(In thousands for dollar amounts)

General and Administrative Expenses

	Three Months Ended December 31,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Research and development	$788	$185	$603	325.95%
Payroll	307	310	(3)	(0.97)%
Office	133	145	(12)	(8.28)%
Stock-based employee compensation	104	-	104	100%
Bad debt provision	-	134	(134)	(100)%
Depreciation	89	108	(19)	(17.59)%
Tax	50	106	(56)	(52.83)%
Others	202	239	(37)	(15.48)%
Total	$1,673	$1,227	$446	36.35%

Our increase in general and administrative expenses of $446, or 36.35% for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008 was primarily due to the following factors: (1) Research and development expense increased $603 for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008.  This increase was due to the Company’s new products plan in 2010 as we spent more to develop new products for the three months ended December 31, 2009 than in the prior period; and (2) Miscellaneous expenses decreased by $157 for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008.  This decrease was due to the implementation by management to decrease expenses.

Amortization of Discount on Notes Receivable

Amortization of discount on notes receivable was $516 for the three months ended December 31, 2009 compared to $0 for the three months ended December 31, 2008.  This increase was attributable to the amortization of a $3,448 discount on notes receivable for the three months ended December 31, 2009. There was no such discount on notes receivable for the three months ended December 31, 2008.

Interest Expense

	Three Months Ended December 31,		Increase /	Increase /
	2009	2008	(Decrease)	(Decrease)
Short-term bank loans	$797	$544	$253	46.51%
Bills financing	360	197	163	82.74%
Financial obligations, sale-leaseback	99	206	(107)	(51.94)%
Others	205	141	64	45.39%
Total	$1,461	$1,088	$373	34.28%

Interest expense increased $373 or 34.28% from $1,088 for the three months ended December 31, 2008 to $1,461 for the three months ended December 31, 2009 was primarily due to the following factors: (1) The average balance of short-tem bank loans increased from $56,981 for the three months ended December 31, 2008 to $79,322 for the three months ended December 31, 2009.   (2) Amortization of the financial obligations was $99 and $206 for the three months ended December 31, 2009 and 2008, respectively.  The decrease was due to the balance of financial obligations, which is continually decreasing with the repayment of the financial obligations quarterly.

Income Tax Expense

Income tax expense for the three months ended December 31, 2009 was $76 as compared to $568 for the three months ended December 31, 2008. The fluctuation was due to the decrease in income before tax.

(In thousands for dollar amounts)

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

Cash

Our cash balance at December 31, 2009 was $920, representing a decrease of $1,872, or 67%, compared with our cash balance of $2,792 at September 30, 2009.  The decrease was mainly attributable to the net cash used in investing activities of $1,409 and net cash used in operating activities of $1,082.

Cash Flow

Cash flows used in operations for the three months ended December 31, 2009 amounted to $1,082, representing a decrease of approximately 119.28% compared with cash flows provided by operations of $5,612 for the three months ended December 31, 2008.  This decrease in cash flow was primarily due to the decrease in our net income by 94%, to $236 for the three months ended December 31, 2009, compared with operating income of $3,911 for the three months ended December 31, 2008. The decrease was also primarily due to the increase in our accounts receivable of $3,680 since we provided longer credit terms to major customers for sales promotion.

Our cash flows used in investing activities amounted to $1,409 for the three months ended December 31, 2009.  During that period, we provided $13,041 short-term notes receivable to unrelated parties for their assistance in providing a guarantee for bank loans.  We received a $10,573 repayment of short-term notes receivable from a related party during the three months ended December 31, 2009.

Our cash flows provided by financing activities amounted to $619 for the three months ended December 31, 2009.  During that period, we repaid $20,257 in short-term bank borrowings and received $28,730 from short-term bank borrowings.

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

Working Capital

Our working capital increased by $36,054 to $4,893, at December 31, 2009, as compared to $(31,161), at September 30, 2009, primarily due to the increase in notes receivable from related parties, current portion of $35,034, short-term notes receivable from unrelated parties of $13,041, restricted cash of $9,644 and account receivable of $3,680. The increase was partly offset by a decrease in short-term notes receivable from related parties of $10,573, inventory of $1,958, an increase in short-term bank borrowings of $8,473, notes payable of $2,461 and customer deposit of $984. The increase in restricted cash represented our pledge deposit for the issuance of notes payable. The increase in notes receivable from related parties, current portion represent the relevant principals transferred from long term to short term, which will come to maturity during the coming year. The increase in short-term notes receivable from unrelated parties represented the increase in relevant principals, which will come to maturity during the coming year.

We currently generate our cash flow through operations.  We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.  From time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

(In thousands for dollar amounts)

Contingencies

As of December 31, 2009, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”).  Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank loans of $25,230 borrowed by the Company. If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance. As of December 31, 2009, the guarantee provided for the bank loans borrowed by Company A was approximately $3,656, which consists of the following:

December 31, 2009
(Unaudited)
Due May 26, 2010	$1,170
Due May 26, 2010	293
Due June 10, 2010	731
Due December 1, 2010	921
Due December 28, 2010	541
Total	$3,656

As of December 31, 2009, the Company provided a corporate guarantee for bank acceptance notes issued by Henghui, a related party of the Company. Under the guarantee contract, the maximum guarantee amount is $1,463, due April 9, 2010.

Default by Company A and Henghui is considered remote by our management. Based on the information available to our management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of December 31, 2009.

Financial Obligations, Sale-leaseback

As of December 31, 2009, future minimum payments required under a non-cancellable sale-leaseback are:

Three Months Ended December 31,	Amount

2010	$2,391
2011	295
Total minimum lease payments	2,686

Less: Amount representing interest	365
Present value of net minimum lease payments	$2,321

Capital Commitments

As of December 31, 2009, the Company had capital expenditure commitments for construction projects of approximately $8,721.

Operating Lease Commitments

As of December 31, 2009, the Company had $15 in rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

None.

(In thousands for dollar amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RMB Exchange Rate

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

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

The Development of High-Tech Products Takes a Long Time and There Are Many Uncertainties in the Process

The special light source products developed by the Company are an innovation in the industry.  As a result, there might be unpredictable or presently unavoidable technical flaws in the products, or the new products may not fit into the market demand.  Either way, the new products might not be able to enter mass production and be sold in the markets.  To avert such a risk, the Company has set up a new products decision committee and has hired senior experts in China to better oversee and grasp the developmental tendencies of the industry.  Prior to the development and trial of new products, we plan on conducting systematic and in-depth research to find market space and identify technical problems and key targets for breakthrough.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2009, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

Date: February 12, 2010	By:	/s/ Zhao Guosong
Name: Zhao Guosong
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 12, 2010	By:	/s/ Huang Hsiao-I
Name: Huang Hsiao-I
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer