Form 10-Q
period 2010-03-31
CH LIGHTING INTERNATIONAL CORP
filed 2010-05-17
CIK 1110396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 13, 2010, the registrant had 120,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CH LIGHTING INTERNATIONAL CORPORATION

(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES

 FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND SEPTEMBER 30, 2009	PAGE	F1-F2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)		F3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)		F4-F5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)		F6-F31

 CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
(In thousands except par value and number of shares)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,303	$2,792
Restricted cash	62,733	37,342
Accounts receivable, net of allowance for doubtful accounts of $2,095 and $2,167 at March 31, 2010 and September 30, 2009	20,151	18,346
Inventories, net	11,356	12,260
Other receivables	530	395
Due from employees	247	255
Prepayments	755	284
Deferred tax assets	330	454
Notes receivable from unrelated parties, current portion, net of discount of $9 at March 31, 2010	226	-
Notes receivable from related parties, current portion, net of discount of $1,433 at March 31, 2010	35,607	-
Short-term notes receivable from unrelated parties	7,839	2,118
Short-term notes receivable from related parties	-	10,573
Total Current Assets	143,077	84,819

Long-Term Assets
Property, plant and equipment, net	23,670	13,786
Construction in progress	1,505	1,500
Prepayment for equipment	1,626	1,897
Long-term notes receivable from unrelated parties, net of discount of $71 at September 30, 2009	-	1,041
Long-term notes receivable from related parties, net of discount of $2,349 at September 30, 2009	-	34,574
Land use rights, net	822	839
Total Long-Term Assets	27,623	53,637

TOTAL ASSETS	170,700	138,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	16,294	17,645
Short-term bank borrowings	107,296	75,085
Notes payable	15,078	16,041
Accrued expenses and other current liabilities	2,389	2,394
Customer deposits	2,287	2,038
Due to related parties	190	164
Income tax payable	292	200
Financial obligations, sale-lease back, net-current portion	1,609	2,413
Total Current Liabilities	145,435	115,980

Long-Term Liabilities
Financial obligations, sale-lease back, net-long-term portion	-	624
Deferred tax liabilities	3,867	1,304
Total Long-Term Liabilities	3,867	1,928

TOTAL LIABILITIES	$149,302	$117,908

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
(In thousands except par value and number of shares)	(Unaudited)

	$	$
COMMITMENTS AND CONTINGENCIES

EQUITY

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,000,000 shares issued and outstanding	120	120
Additional paid-in capital	1,707	1,500
Statutory reserves	1,238	1,168
Accumulated other comprehensive income	1,679	1,601
Retained earnings	16,588	16,093
Total Stockholders’ Equity	21,332	20,482

NON-CONTROLLING INTEREST	66	66

TOTAL EQUITY	21,398	20,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,700	$138,456

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
(In thousands except net income per share and number of shares)

REVENUES	$11,721	$7,194	$26,786	$22,291
REVENUES FROM GOVERNMENT SUBSIDIES	261	1,191	1,870	4,283
TOTAL REVENUES	11,982	8,385	28,656	26,574

COST OF SALES	(9,073)	(6,123)	(22,494)	(17,110)

GROSS PROFIT	2,909	2,262	6,162	9,464

Selling, marketing and distribution expenses	(691)	(619)	(1,310)	(2,473)
General and administrative expenses	(970)	(822)	(2,643)	(2,049)
TOTAL OPERATION EXPENSES	(1,661)	(1,441)	(3,953)	(4,522)

INCOME FROM OPERATIONS	1,248	821	2,209	4,942

Amortization of discount on notes receivable	468	-	985	-
Interest income	147	610	413	1,853
Interest expense	(1,446)	(1,004)	(2,907)	(2,092)
Other government subsidies	29	3	63	196
Other (expenses) income	(25)	10	(29)	20

INCOME BEFORE INCOME TAXES	421	440	734	4,919

Income tax (expense) benefit	(94)	36	(169)	(532)

NET INCOME	327	476	565	4,387

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain, net of tax	-	34	78	37

COMPREHENSIVE INCOME	$327	$510	$643	$4,424

NET INCOME PER SHARE ATTRIBUTABLE TO CONTROLLING INTEREST, BASIC AND DILUTED	$0.003	$0.004	$0.005	$0.037

WeWEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	120,000,000	120,000,000	120,000,000	120,000,000

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$565	$4,387
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	779	777
Amortization of land use rights	19	19
Amortization of financial obligations, sale-lease back	187	-
Provision for slow-moving inventories	1	-
Amortization of notes receivable discount	(985)	-
Government subsidies	-	(6)
Imputed interest expense	-	(1,492)
Deferred taxes	72	466
Stock-based employee compensation expense	207	-
Gain from disposition of equipment	(2)	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease in:
Accounts receivable	(1,805)	3,689
Other receivables	(135)	(860)
Prepayments	(471)	824
Inventories	903	198
Increase (Decrease) in:
Accounts payable	(1,351)	(4,294)
Accrued expenses and other accrued liabilities	(1,105)	193
Customer deposits	249	(831)
Income tax payable	92	57
Net cash (used in) provided by operating activities:	(2,780)	3,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(137)	(1,998)
Proceeds from disposition of equipment	1,077	-
Prepayment for equipment	271	-
Payment for acquisition, net of cash acquired	(7,845)	-
Investment in restricted bank balances, net	-	(23,223)
Repayment of long-term notes receivable from unrelated party	879	-
Increase in principal of long-term notes receivable from related parties	-	(1,046)
Increase in principal of short-term notes receivable from unrelated parties	(5,710)	-
Repayment of short-term notes receivable from a related party	10,573	-
Net cash used in investing activities:	$(892)	$(26,267)

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2009	2008
	(In thousand)
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	$(25,391)	$-
Proceeds from related parties	33	-
Proceeds from bills financing, net	-	29,506
Proceeds from notes payable	15,056	-
Repayment of notes payable	(16,032)	(2,953)
Proceeds from short-term bank borrowings	77,232	21,167
Repayment of short-term bank borrowings	(45,306)	(22,837)
Repayment of financial obligations, sale-leaseback	(1,615)	(1,598)
Net cash provided by financing activities	3,977	23,285

NET DECREASE IN CASH AND CASH EQUIVALENTS	305	145

Cash and cash equivalents, at beginning of year	2,792	3,154
Effect on exchange rate changes	206	6
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$3,303	$3,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest received	$370	$361
Interest paid	$2,616	$2,092

SUPPLEMENTAL NON-CASH DISCLOSURES:
Settlement of bills financing with other financial assets	$-	$2,918

On March 31, 2010, the Company acquired 100% of the equity interest of Min Tai for $7,860 in cash. Also see Note 14. The following are the assets acquired and liabilities assumed at the date of the acquisition:

March 31, 2010

Equipment, net	$11,560
Cash	15
Total assets purchased	11,575

Other payables	(1,100)
Deferred tax payable	(2,615)
Total liabilities assumed	(3,715)

Total net assets	7,860

Share percentage	100%

Net assets acquired	$7,860

Total consideration paid	$7,860

See accompanying notes to the condensed consolidated financial statements.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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

On March 31, 2010, the Company acquired from the Min Tai Lighting Corporation (“Min Tai”) shareholders all of the issued and outstanding shares of capital stock of Min Tai.  Min Tai is a company in the lighting industry located in Zhejiang Province of the PRC. See Note 14.

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
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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

The Company sells products to distributors and retail customers.  Title for the products passes when all of the above conditions are met.  There is no right of return for products sold unless there is a quality problem. At March 31, 2010 and September 30, 2009 there was no accrual for sales returns because historically the Company has not encountered returns.  There were no sales returns for the six months ended March 31, 2010 and 2009.

For products sold to retailers that were included in the government grant program (also see Note 15), in certain instances, distributors provided promotional and sales assistance to the Company, and the Company paid the distributors commissions on the sales. These products were sold and shipped directly to the retailers from the Company. Sales commissions were $65 and $341 for the six months ended March 31, 2010 and 2009, respectively, and were included in selling, marketing and distribution expenses in the statements of income.

Shipping and handling costs related to sales to third parties are reported as sales, marketing and distribution expenses.

Research and Development

Research and development activities are expensed and charged to general administrative expenses as incurred. Research and development costs were $995 and $393 for the six months ended March 31, 2010 and 2009, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
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

	March 31, 2010	September 30, 2009	March 31, 2009
	(Unaudited)		(Unaudited)
Period ended RMB: $ exchange rate	6.8161	6.8376	-
Average Period RMB: $ exchange rate	6.8267	-	6.8504

Fair Value of Financial Instruments

Fair Value of Financial Instruments - ASC 820-10 (formerly SFAS 157) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:
(II)	Level 1—defined as observable inputs such as quoted prices in active markets;
(III)	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
(IV)	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and short-term bank borrowings approximate their fair values due to the short-term nature of these instruments.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Retirement Plan Costs

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $44 and $39 were charged to operations for the six months ended March 31, 2010 and 2009, respectively. Retirement benefits amounting to $88 and $81 were charged to operations for the six months ended March 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141R, Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have any effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. The adoption of ASC 810-10 did not have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

Effective January 1, 2009, the Company adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ), which amends SFAS No. 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The adoption of ASC 815-10 did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

On April 1, 2009, the FASB approved ASC 805 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ) ,  which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5,  Accounting for Contingencies  and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments )   to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28,  Interim Financial Reporting . We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825-10 did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands except number of customers, suppliers and percentages)

2.	SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning 1, 2009. The adoption of this guidance did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810-10 requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  ASC 810-10 is effective as of the beginning of each reporting entity’s first annual  reporting period that begins after November 15, 2009 and for all interim reporting periods after that.  The adoption of this guidance did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material effect on the condensed consolidated financial statements as of March 31, 2010.

3.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended March 31, 2010 and 2009.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

4.	CONCENTRATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Major customers with revenues of more than 10% of the Company’s sales Company’s revenues:
Revenues from major customers	$2,468	$2,272	$7,748	$2,711
Percentage of revenues	21%	28%	27%	10%
Number	1	1	2	1

Major suppliers with purchases of more than 10% of the Company’s purchases Company’s purchases:
Purchases from major supplier	$833 2,445	$2,167	$2,445	$1,472
Percentage of purchases	11%	18%	13%	12%
Number	1	1	1	1

Accounts receivable related to the Company’s major customers comprised 21% and 18% of all accounts receivable at March 31, 2010 and September 30, 2009, respectively.

Accounts payable related to the Company’s major supplier comprised 18% and 25% of all accounts payable at March 31, 2010 and September 30, 2009, respectively.

5.	RESTRICTED CASH

Restricted cash at March 31, 2010 and September 30, 2009 represents time deposits with original maturities between six and twelve months to secure banking facilities granted by various financial institutions as follows:

			March 31,	September 30,
			2010	2009
	Note		(Unaudited)
Notes payable	12		$14,346	$13,057
Bills financing	13	(b)	45,438	19,890
Collateral for bank acceptance notes issued by a related party			-	1,463
A short-term bank loan	13	(a)	2,934	2,925
Others			15	7

			$62,733	$37,342

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

6.	INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2010	2009
	(Unaudited)
Raw materials	$1,683	$3,068
Work-in-progress and semi-finished goods	2,568	2,463
Finished goods	7,263	6,886
	11,514	12,417

Less: Provision for slow-moving inventories	(158)	(157)

Inventories, net	$11,356	$12,260

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		March 31,	September 30,
		2010	2009
	Note	(Unaudited)
At cost:
Buildings		$7,014	$6,967
Plant and machinery		18,381	7,987
Motor vehicles		1,033	1,002
Furniture, fixtures and office equipment		1,202	1,181
Assets recorded under financial obligations, sale-leaseback	16	3,295	3,313
		30,925	20,450
Less: Accumulated depreciation
Buildings		(1,863)	(1,683)
Plant and machinery		(2,887)	(2,726)
Motor vehicles		(499)	(453)
Furniture, fixtures and office equipment		(831)	(778)
Assets recorded under financial obligations, sale-leaseback		(1,175)	(1,024)
		(7,255)	(6,664)

Property, plant and equipment, net		$23,670	$13,786

Depreciation expense was $779 and $777 for the six months ended March 31, 2010 and 2009, respectively.

The Company pledged certain buildings and machinery as collateral against short-term bank loans. See Note 13(a).

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

8.	LAND USE RIGHTS

Land use rights consist of the following:

	March 31,	September 30,
	2010	2009
	(Unaudited)
Cost of land use rights	$1,143	$1,140
Less: Accumulated amortization	(321)	(301)
Land use rights, net	$822	$839

Amortization expense for the six months ended March 31, 2010 and 2009 was $19 and $19, respectively.

The Company pledged land use rights as collateral against short-term bank loans. See Note 13(a).

9.	RELATED PARTY TRANSACTIONS

(a)	Names and Relationship of Related Parties:

Existing Relationships With the Company

Mr. Zhao	Director and controlling stockholder of the Company

Ms. Gan	Director of the Company and spouse of Mr. Zhao

Shangyu Chenhui Childcare Products Company Limited (“CH Childcare”) *	Under common control of Mr. Zhao

Shaoxing Umbrella Factory (“SX Umbrella”) *	Under common control of Mr. Zhao

Shangyu Hecheng Plastic and Metal Products Company Limited (“Hecheng”)*	Under common control of Mr. Zhao

Shangyu Henghui Electronic Products Manufacturing Company Limited (“Henghui”) *	Under common control of Mr. Zhao

Zhejiang Chenhui Yingbao Childcare Products Company Limited (“Yingbao Childcare”) *	Under common control of Mr. Zhao

* These are direct translation of names in Chinese for identification purpose only and are not official names in English.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of Related Party Transactions:

				March 31,	September 30,
				2010	2009
				(Unaudited)
		Note
Mr. Zhao and Ms. Gan	Mr. Zhao and Ms. Gan provided guarantees for short-term bank loans borrowed by the Company	13	(a)	$20,672	$17,711

Henghui	The Company provided cash as collateral for the bank acceptance notes issued by Henghui			-	1,463

	Henghui provided a guarantee for a short-term bank loan borrowed by the Company	13	(a)	513	512

	The Company had a short-term note receivable from Henghui	9	(d)	-	10,573

	The Company had a long-term note receivable from Henghui	9	(e)	18,802	18,256

Yingbao Childcare	Yingbao Childcare provided a guarantee for the financial obligations, sale-leaseback borrowed by the Company	16		643	2,413

	The Company had a long-term notes receivable from Yingbao Childcare	9	(e)	16,805	16,318

	Yingbao Childcare provided a guarantee for the short-term bank loans borrowed by the Company	13	(a)	$10,857	$10,823

		Six Months Ended March 31, (Unaudited)
		2010	2009

Henghui	The Company had interest income of note receivable from Henghui	$-	$1,492

SX Umbrella	The Company paid a rental fee to SX Umbrella for renting a dorm	$7	$7

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of Balances with Related Parties:

	March 31,	September 30,
	2010	2009
	(Unaudited)
Due from employees	$247	$255
	$247	$255

Amounts due from employees are interest-free, unsecured and have no fixed repayment terms. They primarily represent advances to sales personnel of the Company for business and travelling related expenses.

	March 31,	September 30,
	2010	2009
	(Unaudited)
Due to related parties:
Mr. Zhao	$143	$125
SX Umbrella	47	39
	$190	$164

Amounts due to related parties represent unsecured advances, which are interest-free and repayable on demand.

(d)	Short-Term Notes Receivable from Related Party

		March 31,	September 30,
		2010	2009
		(Unaudited)
Henghui, due December 31, 2009, repaid on due date	a)	$-	$115
Henghui, due March 31, 2010, repaid on due date	b)	-	10,458

Total		$-	$10,573

The interest-free and secured by Mr. Zhao notes denoted a) and b) were provided to a related company for its assistance in providing a guarantee for bank loans borrowed by the Company.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(e)	Long-Term Notes Receivable from Related Parties

		March 31,	September 30,
		2010	2009
		(Unaudited)
Yingbao Childcare, due December 31, 2010, net of discount of $676 and $1,108 at March 31, 2010 and September 30, 2009, respectively	a)	$16,805	$16,318
Henghui, due December 31, 2010, net of discount of $757 and $1,239, at March 31, 2010 and September 30, 2009, respectively	b)	18,802	18,256

Long-term Notes Receivable From Related Parties		35,607	34,574

Less: Current portion		35,607	-

Long-term portion		$-	$34,574

In October 2008, $36,921 interest-free notes were provided to related companies a) and b) for their assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $3,376 based on the present value of the notes receivable using a 5.4% rate.

The amortization of discount, relating to the notes for the six months ended March 31, 2010 and 2009 was $923 and $559, respectively.

10.	SHORT-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The short-term notes receivable from unrelated parties consist of the following:

		March 31,	September 30,
		2010	2009
		(Unaudited)
Due December 31, 2009, repaid on due date	a)	$-	$731
Due August 31, 2010	b)	1,204	948
Due August 3, 2010	c)	-	439
Due November 30, 2010	d)	6,635	-

Total		$7,839	$2,118

The unsecured notes denoted a) and c) were provided to an unrelated company for its assistance in providing a guarantee for bank loans borrowed by the Company, and bears a 4.79% and 4.28% interest rate per annum, respectively.  Interest income was $15 and $0 for the six months ended March, 31 2010 and 2009, respectively.

The interest-free, unsecured notes denoted b) and d) were provided to unrelated companies for their assistance in providing a guarantee for bank loans borrowed by the Company.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

11.	LONG-TERM NOTES RECEIVABLE FROM UNRELATED PARTIES

The long-term notes receivable from unrelated parties consist of the following:

		March 31,	September 30,
		2010	2009
		(Unaudited)
Due December 31, 2010, net of discount of $1 at March 31, 2010 and September 30, 2009	a)	$36	$34
Due December 31, 2010, net of discount of $1 at March 31, 2010 and September 30, 2009	b)	36	34
Due December 31, 2010, net of discount of $7 at March 31, 2010 and September 30, 2009	c)	154	151
Due December 31, 2010, repaid on December 31, 2009	d)	-	822

Subtotal		226	1,041

Less: Current portion		226	-

Long-term portion		$-	$1,041

In October 2008, interest-free notes were provided to an unrelated company a) for its assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $4 based on the present value of the notes receivable using a 5.4% rate.

In September 2009, interest-free notes were provided to unrelated companies b), c) and d) for their assistance in developing distribution channels and new markets for the Company. The Company recorded non-cash marketing expense and discounts on the notes receivable of $68 based on the present value of the notes receivable using a 5.4% rate. The unamortized discount on note denoted d) was $55, which was transferred to amortization of discount on notes receivable, with the settlement of the principal at March 31, 2010.

The amortization of discount, relating to the notes denoted a), b) and c) for the six months ended March 31, 2010 and 2009 was $62 and $1, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

12.	NOTES PAYABLE

The notes payable consist of the following:

	March 31,	September 30,
	2010	2009
	(Unaudited)
Due April 10, 2010, subsequently repaid on due date	$215	$-
Due April 12, 2010, subsequently repaid on due date	313	-
Due May 3, 2010, subsequently repaid	576	-
Due May 20, 2010	1,467	-
Due May 25, 2010	1,467	-
Due June 3, 2010	482	-
Due June 9, 2010	1,467	-
Due June 10, 2010	1,467	-
Due June 11, 2010	1,467	-
Due June 17, 2010	1,907	-
Due June 24, 2010	734	-
Due July 12, 2010	755	-
Due July 28, 2010	1,467	-
Due August 8, 2010	698	-
Due September 8, 2010	291	-
Due September 9, 2010	158	-
Due September 17, 2010	147	-
Due before March 31, 2010, subsequently repaid on due date	-	16,041
	$15,078	$16,041

All the notes payable are bank acceptance notes and subject to bank charges of 0.05% of the principal amount as commission on each loan transaction. Bank charges for notes payable were $65 and $942 for the six months ended March 31, 2010 and 2009, respectively.

Notes payable are secured by $14,346 and $13,057 restricted cash at March 31, 2010 and September 30, 2009, respectively. See Note 5.

13.	SHORT-TERM BANK BORROWINGS

The short-term bank borrowings consist of the following:

			March 31,	September 30,
			2010	2009
	Note		(Unaudited)
Short-term bank loans	13	(a)	$55,956	$55,195
Bills financing	13	(b)	51,340	19,890
			$107,296	$75,085

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(a)	Short-Term Bank Loans

The short-term bank loans consist of the following:

			March 31,	September 30,
			2010	2009
	Note		(Unaudited)
Due April 4, 2010, subsequently repaid before due date			$-	$1,463
Due April 9, 2010, subsequently repaid on due date			734	731
Due April 12, 2010, subsequently repaid on due date			1,467	-
Due April 17, 2010, subsequently repaid on due date			2,934	2,925
Due April 22, 2010, subsequently repaid before due date			-	731
Due April 29, 2010, subsequently repaid on due date			161	-
Due April 30, 2010, subsequently repaid on due date			1,761	1,755
Due May 5, 2010, subsequently repaid on due date			1,467	-
Due May 18, 2010			2,201	2,194
Due May 28, 2010			1,717	761
Due June 4, 2010	9	(b)	513	-
Due June 7, 2010			734	731
Due June 10, 2010			2,201	2,194
Due June 11, 2010			1,203	-
Due June 14, 2010			440	439
Due June 25, 2010			734	731
Due June 28, 2010			3,653	3,642
Due July 14, 2010			1,467	1,463
Due July 15, 2010	9	(b)	5,868	5,850
Due August 3, 2010			1,555	1,550
Due August 4, 2010	9	(b)	4,989	4,973
Due August 19, 2010			1,467	1,463
Due August 21, 2010			1,467	1,463
Due September 1, 2010			2,876	-
Due September 3, 2010			1,761	-
Due September 10, 2010			1,467	-
Due September 25, 2010			2,934	-
Due November 9, 2010			998	-
Due December 10, 2010			2,934	-
Due January 6, 2011			1,467	-
Due January 8, 2011			1,467	-
Due January 28, 2011			587	-
Due February 1, 2011			732	-
Due before March 31, 2010, subsequently repaid on due date			-	20,136
Total			$55,956	$55,195

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

Short-term bank loans are collateralized by land use rights, property, plant and equipment and restricted cash of the Company with carrying values as follows:

		March 31,	September 30,
		2010	2009
	Note	(Unaudited)
Land use rights	8	$822	$839
Property, plant and equipment	7	4,384	4,371
Restricted cash	5	2,934	2,925
		$8,140	$8,135

Various parties have also provided guarantees against these short-term bank loans as follows:

			March 31,	September 30,
			2010	2009
	Note		(Unaudited)
Corporate guarantees provided by related parties	9	(b)	$32,042	$17,711
Corporate guarantees provided by unrelated parties	19		$29,460	$23,927

The weighted average annual interest rates of the short-term bank loans were 5.43% and 5.62% as of March 31, 2010 and September 30, 2009, respectively. Interest expense was $1,591 and $1,335 for the six months ended March 31, 2010 and 2009, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(b)	Bills Financing

The bills financing consists of the following:

	March 31,	September 30,
	2010	2009
	(Unaudited)

Due April 15, 2010, subsequently repaid on due date	$1,761	$-
Due April 30, 2010, subsequently repaid on due date	2,934	-
Due May 12, 2010, subsequently repaid on due date	1,174	-
Due May 24, 2010	4,401	-
Due May 26, 2010	1,467	-
Due June 1, 2010	1,467	-
Due June 8, 2010	2,641	-
Due June 16, 2010	734	-
Due June 18, 2010	1,467	-
Due June 24, 2010	3,228	-
Due July 8, 2010	1,467	-
Due July 13, 2010	734	-
Due July 14, 2010	1,467	-
Due July 22, 2010	3,228	-
Due July 25, 2010	1,284	-
Due August 5, 2010	2,083	-
Due August 25, 2010	2,201	-
Due August 26, 2010	880	-
Due September 8, 2010	1,467	-
Due September 9, 2010	1,467	-
Due September 10, 2010	1,467	-
Due September 11, 2010	1,467	-
Due September 15, 2010	1,467	-
Due September 16, 2010	1,467	-
Due September 17, 2010	1,320	-
Due September 22, 2010	1,467	-
Due September 29, 2010	5,133	-
Due before March 31, 2010, subsequently repaid on due date	-	19,890
Total	$51,340	$19,890

The bills are secured restricted cash of the Company of $45,438 and $19,890 at March 31, 2010 and September 30, 2009, respectively. See Note 5.

The weighted average annual interest rates of the bills financing were 3.02% and 2.14% as of March 31, 2010 and September 30, 2009, respectively. Interest expense was $837 and $342 for the six months ended March 31, 2010 and 2009, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands except net income per share)

14.	ACQUISITION

On March 31, 2010, the Company acquired from the Min Tai Lighting Corporation (“Min Tai”) shareholders all of the issued and outstanding shares of capital stock of Min Tai for $7,860 in cash.  Min Tai is a company in the lighting industry located in Zhejiang Province of the PRC.

Min Tai started operations from December 2009, and had no revenue or expenses up to March 31, 2010. Therefore Min Tai’s operation has no substantial effect on the net income of the Company for the six months ended March 31, 2010.

        The following are the assets acquired and liabilities assumed:

March 31, 2010
Equipment	$11,560
Cash	15
Total assets purchased	11,575

Other payable	(1,100)
Deferred tax payable	(2,615)
Total liabilities assumed	(3,715)
Net assets acquired	7,860

Total consideration paid	$7,860

The fair value of the equipment of $11,560 was determined by the management with reliance on a valuation report prepared by an independent appraisal firm named Greater China Appraisal Limited.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

15.	GOVERNMENT SUBSIDIES

Since 2008 the central government of the PRC agreed to grant the Company subsidies for selling energy - saving lighting products at a discount price on a condition that the products are sold to retail customers. Revenues of $1,870 and $4,283 were recorded as revenue derived from government subsidies for the six months ended March 31, 2010 and 2009. Of the total, $1,525 of the government subsidies revenue recognized in the six months ended March 31, 2009 was associated with the sales for the year ended September 30, 2008. As the Company sold their products to distributors rather than retail customers for the year ended September 30, 2008, they were not able to make an appropriate estimate for the amount of the government subsidies receivable then. Therefore, such amount was recorded as revenue derived from government subsidies upon receipt for the six months ended March 31, 2009. The remaining $1,870 and $2,758 of the government subsidies revenue was associated with the sales made during the six months ended March 31, 2010 and 2009, respectively. Since the Company changed their selling strategy and sold products directly to retail customers, they were able to make an appropriate estimate for the amount of government subsidies receivable, and therefore, such amount was recorded as revenue derived from government subsidies for the six months ended March 31, 2010. The government subsidies receivable of $1,870 is included in the accounts receivable balance at March 31, 2010.

For the six months ended March 31, 2010 and 2009 the Company was granted and received unconditional government subsidies of $63 and $196 for its achievement in developing new technology, which were recorded as other income. The Company recognized such government subsidies as income upon receipt because these subsidies are unconditional and for the Company’s past achievement.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

16.	FINANCIAL OBLIGATIONS, SALE-LEASEBACK

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

	March 31,	September 30,
	2010	2009
	(Unaudited)
Financial obligations, sale-leaseback	$6,847	$6,825
Less: Accumulated amortization	(5,238)	(3,788)
Financial obligations, sale-leaseback, net	1,609	3,037

Less: Current portion	1,609	2,413
Long-term portion	$-	$624

As of March 31, 2010, future minimum payments required under non-cancellable sale-leaseback are:

Year Ended March 31,	Amount
(Unaudited)
2011	$1,887
Total minimum lease payments	1,887
Less: Amount representing interest	278
Present value of net minimum lease payments	$1,609

Amortization of the financial obligations for the six months ended March 31, 2010 and 2009 was $187 and $274, respectively.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

17.	INCOME TAXES

(a)	Corporation Income Tax (“CIT”)

At March 31, 2010, the Company had US federal net operating loss carryforward of approximately $266 expiring beginning in 2009 in varying amounts through 2028.

FASB ASC 740 (formerly SFAS No. 109 Accounting for Income Taxes) requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company estimates they will not have net operating income in the United States.  As such, the Company recorded a 100% valuation allowance against its net deferred tax asset associated with net operating loss carry forward as of March 31, 2010.

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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2010, the Company did not have a liability for unrecognized tax benefits.

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

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

17.	INCOME TAXES (CONTINUED)

Income tax (expense) benefit consist of the following:

	Three Months Ended March 31, (Unaudited)		Six Months Ended March 31, (Unaudited)
	2010	2009	2010	2009
Current	$(31)	$168	$(97)	$(66)

Deferred	(37)	(132)	2	(466)

Withholding tax	(26)	-	(74)	-

Income tax (expense) benefit	$(94)	$36	$(169)	$(532)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% is as follows:

	Three Months Ended March 31, (Unaudited)		Six Months Ended March 31, (Unaudited)
	2010	2009	2010	2009
Computed “expected” income tax expense	$(105)	$(109)	$(183)	$(1,229)
Effect on tax incentives / holiday	37	91	102	281
Permanent differences	-	208	(14)	915
Withholding tax	(26)	(154)	(74)	(499)

Income tax (expense) benefit	$(94)	$36	$(169)	$(532)

Components of net deferred tax liabilities are as follows:

	March 31,	September 30,
	2010	2009
	(Unaudited)
Deferred tax assets (liabilities):
Current portion:
Provision of doubtful accounts	$412	$438
Provision and accruals	97	57
Discount of notes receivable	220	356
Sales cut off	(399)	(397)
Subtotal	330	454

Non-current portion:
Depreciation	105	110
Min Tai acquisition	(2,615)	-
Other comprehensive income	(534)	(534)
Net operating loss carry forward	325	168
Less: Valuation allowance	(191)	(168)
Withholding tax	(957)	(880)
Subtotal	(3,867)	(1,304)

Net deferred tax liabilities	$(3,537)	$(850)

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands except net income per share)

17.	INCOME TAXES (CONTINUED)

(b)	Value Added Tax (“VAT”)

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

The refundable VAT of $334 and $390 at March 31, 2010 and September 30, 2009, respectively, are included in other receivables in the accompanying condensed consolidated balance sheets.

(c)	Tax Holiday

Income before income tax expenses was $734 and $4,919 for the six months ended March 31, 2010 and 2009, which was mainly attributed to subsidiaries with operations in China. Income tax expense related to China income for the six months ended March 31, 2010 and 2009 was $169 and $532, respectively. The combined unaudited pro forma effects of the income tax expense exemption and reduction available to us are as follows:

	Three Months Ended March 31, (Unaudited)		Six Months Ended March 31, (Unaudited)
	2010	2009	2010	2009
Effect on tax incentives / holiday	$37	$91	$102	$281
Basic net income per share exclude tax holiday effect	$0.00	$0.00	$0.00	$0.00

18.	DISTRIBUTION OF INCOME

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

For the six months ended March 31, 2010 and 2009, the Company transferred $70 and $131 to the statutory surplus reserve respectively.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of the PRC Subsidiaries.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
 (UNAUDITED)
(In thousands)

19.	COMMITMENTS AND CONTINGENCIES

(a)	Operating Lease Commitments

As of March 31, 2010, the Company entered into an operating lease agreement for its office and is required to pay the remainder of the rental fee of $26 within one year.

(b)	Capital Commitments

The Company entered into an unconditional purchase commitment for construction projects of $8,737 payable within one year as of March 31, 2010.

(c)	Contingencies

As of March 31, 2010, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”). Associated with the corporate guarantee, Company A also provided a cross guarantee for the bank loans of $29,460 borrowed by the Company. See Note 13(a).  If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance. As of March 31, 2010, the guarantee provided for the bank loans borrowed by Company A was approximately $3,668, which consists of the following:

March 31, 2010
(Unaudited)
Due May 26, 2010	$1,174
Due May 26, 2010	293
Due June 10, 2010	734
Due December 1, 2010	924
Due December 28, 2010	543
Total	$3,668

A default by Company A is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of March 31, 2010.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousand except number of shares and years)

20.	GEOGRAPHICAL SALES AND SEGMENTS

Information for the Company’s sales by geographical area for the three and six months ended March 31, 2010 and 2009 are as following:

	Three Months Ended March 31, (Unaudited)		Six Months Ended March 31, (Unaudited)
	2010	2009	2010	2009

China, including Hong Kong	$4,371	$3,932	$12,763	$13,319
Middle East	1,553	762	3,799	4,265
Korea	808	734	2,957	1,569
Europe	4,262	2,041	7,289	4,395
United States	270	61	711	137
Africa	35	83	155	83
South America	-	-	35	-
Others	683	772	947	2,806
Total	$11,982	$8,385	$28,656	$26,574

The Company operates one business segment for the three and six months ended March 31, 2010 and 2009.

21.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT

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
As of March 31, 2010, 216 shares of Award Stocks were outstanding and unvested.

CH LIGHTING INTERNATIONAL CORPORATION
(FORMERLY SINO-BIOTICS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(In thousands)

21.	STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENT (CONTINUED)

The fair value of the stock-based compensation expense for the six months ended March 31, 2010 and 2009 was $207 and $0, respectively. The intrinsic value of the remaining 216 shares at March 31, 2010 is approximately $1,663.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of CH Lighting International Corporation (the “Company”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.  All dollar amounts in this Quarterly Report are in thousands unless otherwise indicated.

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

On March 31, 2010, the Company acquired from the Min Tai Lighting Corporation (“Min Tai”) shareholders all of the issued and outstanding shares of capital stock of Min Tai.  Min Tai is a company in the lighting industry located in Zhejiang Province of the PRC.

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

The Company has 32 established offices in China and has cooperative agreements with over 480 distributors in the Chinese market and over 300 foreign customers in the international market. The Company has established agents in Saudi Arabia and Belgium that distribute self-owned brands in the Middle East and in the European markets.  The Company is currently in the process of establishing agents in the United States.

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

We are not required to carry significant amounts of inventory to meet rapid delivery requirements of our foreign customers as most of our foreign sales are “made to order” products. However, we are required to carry significant amounts of inventory to meet rapid delivery requirements of our domestic (Chinese) customers.  We have not experienced serious problems with the quality of our products, therefore we do not provide extra warranties or guarantees to our customers unless they return the goods because of issues with quality.  The Company has standard payment terms and for the most part, it does not provide payment extensions to customers.

Our revenues from the sale of our products were US$14,047,000 for fiscal year 2005 (100% of all revenues), US$15,225,000 for fiscal year 2006 (100% of all revenues), US$32,379,000 for fiscal year 2007 (100% of all revenues), US$90,864,000 for fiscal year 2008 (100% of all revenues) and US$57,459,000 for fiscal year 2009 (100% of all revenues). A list of our products and services can be found in our Annual Report on Form 10-K as filed with the SEC on December 29, 2009 and on our website at http://chlighting.com.

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

•
Expansion of Sales Network. The Company aims to continue to expand its domestic market share and improve points of sales. At present, it has 32 offices and has relationships with more than 480 distributors.

•
Energy Savings and Emission Reduction. The Company intends to participate actively in government projects involving replacement and procurement of green lighting, group procurement of enterprises and institutions and bidding for major projects. The Company plans to establish contacts with provincial and municipal governments to promote its energy-saving products. Through the Company’s implementation of a corresponding discount policy, the Company plans to increase the intensity of cultivation in the market, making the design and concepts of its products fully recognized by channel partners, consumer groups and lighting designers. At the same time, consistent with national policies of energy-savings and emissions reduction, the Company intends to fully utilize its advantage in advanced lighting technology to enhance development with innovative lighting design, to provide complimentary products and to accelerate the upgrading of products. The Company plans to continue to maintain extensive cooperation with key branded enterprises to ensure increasing orders from old customers and to develop new customers.

•
Strengthen Brand Promotion. In order to continuously enhance our customers’ awareness, the Company intends to continue to collaborate with various media sources to promote its brand. It has established strategic cooperation with CCTV2 (China Television) and with the print media as well as purchased large-scale outdoor advertising on the Shanghai-Hangzhou and Hangzhou - Ningbo Expressways. The Company also plans to continue to maintain its professional website (http://chlighting.com), search engines and exhibitions in China and abroad to develop new customer groups. Furthermore, the Company plans to continue to employ the top products planning corporation in China (Guangzhou Zhonghe Jiuding Planning Company) as the Company’s products promotion planning consultant.

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

Domestic Replacement Market

In 2007, the size of China's domestic for the T8 halogen powder lamp was 1 billion lamps. Currently, as a result of the requirements for energy savings and emissions reduction policies, According to [                     ], T8 halogen powder lamps are one of the main products which should be replaced. The total replacement market for T8 halogen powder lamps, which have an average useful life of about 2 years, is estimated to be not less than 2 billion sets per year. If 10% of the lamps are to be replaced, the replacement market would be at least 200 million per year. Users that are pressing for replacement of such lamps in China include manufacturing enterprises, large-scale commercial enterprises (especially supermarket chains and large stores), colleges and universities, primary and secondary schools and other educational institutions, hospitals, railway stations, airports, libraries and other public buildings and facilities, government agencies, institutions and office buildings.

Our T5-integrated conversion stand product (also known as the “Power-Saving Treasure”) is most suitable to replace the T8 halogen powder lamp and ballast without changing the original lamps, and can provide significant energy-saving benefits to users. It can be used as the energy-saving replacement for units, enterprises, schools, stores, supermarkets and hospitals.

Since the Company offers energy-saving lighting products such as the “Power-Saving Treasure”, we believe that we have the competitive edge in the replacement market and the marketing model of “contract energy management” (as described below). We believe that participation and engagement of the Company in energy-saving lighting rebuilding (and replacement) projects is an important growth point for the development of the Company. The Company has already begun to provide replacement services for users.  This has given us positive evaluations and a good reputation in the field of energy-saving lighting since 2005. Typical users include the following:

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

Critical Accounting Policies and Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal year ended September 30, 2009 filed with the SEC.

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

At March 31, 2010, the Company provided a $2,095 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at March 31, 2010 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2010, the Company provided an allowance against its inventories amounting to $158. Management’s determination of this allowance is based on potential impairments to the current carrying value of the inventories due to slow moving of aged inventories.  In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

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

Estimates Affecting Fair Value of Stock Based Compensation

Compensation expense attributed to the stock-based employee compensation agreements is based on the fair value of the Award Stocks on the grant date. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award stock. Fair value of stock awards is determined using a Direct Comparison Method under Market Approach which assumes sale of the awarded stock in its existing state with the benefit of immediate availability and by making reference to comparable sale transactions as available in the relevant markets. This valuation method was used because at the time of grant the fair value was not determinable by the market price because KEG is a private company. The fair value of the Award Stocks of $8 per stock award was determined by the management with reliance on a valuation report prepared by an independent firm of qualified professional valuation consultants not connected to the Company which has appropriate qualifications and recent experience in the valuation of similar instruments.

As of March 31, 2010, 216 shares of Award Stocks were outstanding and unvested. The fair value of the stock-based compensation expense for the six months ended March 31, 2010 and 2009 was $207 and $0, respectively. The intrinsic value of the remaining 216 shares at March 31, 2010 is approximately $1,663.

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

 (In thousands for dollar amounts except net income per share)

Results of Operations

Results of Operations for the Three (3) Months Ended March 31, 2010 Compared To the Three (3) Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in thousands for dollar amounts except net income per share and as a percentage of revenues.

	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Revenues	$11,721	$7,194	97.82%	85.80%
Revenues from government subsidies	261	1,191	2.18%	14.20%
TOTAL REVENUES	11,982	8,385	100%	100%
COST OF SALES	(9,073)	(6,123)	(75.72)%	(73.02)%
GROSS PROFIT	2,909	2,262	24.28%	26.98%
Selling, marketing and distribution expenses	(691)	(619)	(5.77)%	(7.38)%
General and administrative expenses	(970)	(822)	(8.10)%	(9.80)%
INCOME FROM OPERATIONS	1,248	821	10.42%	9.79%
Amortization of discount on notes receivable	468	-	3.91%	-
Interest income	147	610	1.23%	7.27%
Interest expense	(1,446)	(1,004)	(12.07)%	(11.97)%
Other government subsidies	29	3	0.24%	0.04%
Other (expenses) income	(25)	10	(0.21)%	0.12%
INCOME BEFORE INCOME TAXES	421	440	3.51%	5.25%
Income tax (expense) benefit	(94)	36	(0.78)%	0.43%
NET INCOME	$327	$476	2.73%	5.68%
NET INCOME PER SHARE, BASIC AND DILUTED	$0.003	$0.004

Revenues

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Domestic revenue	$4,110	$2,741	$1,369	49.95%
Government subsidies	261	1,191	(930)	(78.09)%
Overseas revenue	7,611	4,453	3,158	70.92%
Total Revenues	$11,982	$8,385	$3,597	42.90%

Revenues increased by 42.90% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase was primarily due to revenues from overseas sales which increased $3,158 due to the economic recovery.

The central government of the PRC has agreed to grant the Company subsidies for selling energy - saving lighting products at a discounted price on the condition that the products are sold to retail customers.  The decrease in governmental subsidies was primarily due to the fact that there were two government purchasing projects for the three months ended March 31, 2009, while there was only one government purchasing project for the three months ended March 31, 2010.

(In thousands for dollar amounts)

Cost of Sales

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Revenues	$11,982	$8,385	$3,597	42.90%
Cost of sales	9,073	6,123	2,950	48.18%
Gross Profit	$2,909	$2,262	$647	28.60%
Gross Profit Rate	24.28%	26.98%	(2.7)%	(10.01)%

Cost of goods sold increased by 48.18% for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  The increase is attributable to the higher price of raw materials for our major product power-saving lamp and the 42.90% increase in revenues.

Gross profit increased by $647, or 28.60%, for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  This increase is attributable to higher sales.  Gross profit as a percentage of revenues decreased from 26.98% in the prior period to 24.28% in the same period of 2010 due to the fact that in 2009 the Company sold energy - saving lighting products in connection with a government purchasing project with a higher margin and also due to the higher price of raw materials.

Selling, Marketing and Distribution Expenses

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Transportation fee	$300	$239	$61	25.52%
Traveling fee	181	99	82	82.83%
Payroll	62	83	(21)	(25.30)%
Office expense	47	31	16	51.61%
Advertising fee	20	9	11	122.22%
Sales commissions	12	140	(128)	(91.43)%
Others	69	18	51	283.33%
Total	$691	$619	$72	11.63%

Selling, marketing and distribution expenses for the three months ended March 31, 2010 increased by $72, or 11.6%, to $691 as compared to $619 for the three months ended March 31, 2009.  The increase in selling, marketing and distribution expenses was primarily due to the following factors: (1) The Company assigned agents to perform sales promotions and supporting activities in connection with a government purchasing project and paid them promotion fees based on their actual sales numbers.  Sales commissions also decreased following the conclusion of a government purchasing project for Power-Saving Treasure on March 31, 2009.  (2) Transportation fees and traveling fees increased by $143 for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  This increase was due to the increase in sales volume and management’s efforts to expand into new markets.

(In thousands for dollar amounts)

General and Administrative Expenses

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Payroll	$335	$256	$79	30.86%
Research and development	177	124	53	42.74%
Stock-based employee compensation	104	-	104	100%
Depreciation	87	93	(6)	(6.45)%
Office	62	79	(17)	(21.52)%
Others	205	270	(65)	(24.07)%
Total	$970	$822	$148	18.00%

General and administrative expenses for the three months ended March 31, 2010 increased by $148, or 18%, to $970 as compared to $822 for the three months ended March 31, 2009.  Our increase in general and administrative expenses was primarily due to the following factors: (1) A payroll increase of $79 for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  This increase was due to the increase in the average salary of our administrative employees because they worked 6 days in the three months ended March 31, 2010, while they worked 5 days in the prior period; and (2) an increase in research and development expenses of $53 for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  This increase was due to the Company’s new product plans in 2010 as we spent more to develop new products for the three months ended March 31, 2010 than in the prior period.

Amortization of Discount on Notes Receivable

Amortization of discounts on notes receivable was $468 for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  This increase was attributable to the amortization of a $3,448 discount on notes receivable for the three months ended March 31, 2010.  There was no such discount on notes receivable for the three months ended March 31, 2009.

Interest Income

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Interest income from bank	$145	$118	$27	22.88%
Interest income from related parties	-	492	(492)	(100)%
Interest income from unrelated parties	2	-	2	100%
Total	$147	$610	$(463)	(75.90)%

Interest income for the three months ended March 31, 2010 and 2009 were $147 and $610, respectively.  The decrease relates to the interest income from related parties of $492 for the three months ended March 31, 2009.  No such income was reported in the corresponding period in 2010 as the relevant interest was recorded as amortization of discount on notes receivable.

(In thousands for dollar amounts except net income per share)

Interest Expense

	Three Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Short-term bank loans	$794	$770	$24	3.12%
Bills financing	477	145	332	228.97%
Financial obligations, sale-leaseback	88	68	20	29.41%
Others	87	21	66	314.29%
Total	$1,446	$1,004	$442	44.02%

Our increase in interest expense of $442 or 44.02% from $1,004 during the three months ended March 31, 2009 to $1,446 during the three months ended March 31, 2010 was primarily due to the increase in the average balance of short-term bank borrowings of $22M for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended March 31, 2010 was $ (94) as compared to $36 for the three months ended March 31, 2009.  The fluctuation was due to the decrease in pre-tax losses of one subsidiary- CH Lighting PRC, which caused the decrease in income tax benefit.

 Results of Operations for the Six (6) Months Ended March 31, 2010 Compared To the Six (6) Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in thousands for dollar amounts except net income per share and as a percentage of revenues.

	Six Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenues	$26,786	$22,291	93.47%	83.88%
Revenues from government subsidies	1,870	4,283	6.53%	16.12%
TOTAL REVENUES	28,656	26,574	100%	100%
COST OF SALES	(22,494)	(17,110)	(78.50)%	(64.39)%
GROSS PROFIT	6,162	9,464	21.50%	35.61%
Selling, marketing and distribution expenses	(1,310)	(2,473)	(4.57)%	(9.31)%
General and administrative expenses	(2,643)	(2,049)	(9.22)%	(7.71)%
INCOME FROM OPERATIONS	2,209	4,942	7.71%	18.60%
Amortization of discount on notes receivable	985	-	3.44%	-
Interest income	413	1,853	1.44%	6.97%
Interest expense	(2,907)	(2,092)	(10.14)%	(7.87)%
Other government subsidies	63	196	0.22%	0.74%
Other (expenses) income	(29)	20	(0.10)%	0.08%
INCOME BEFORE INCOME TAXES	734	4,919	2.56%	18.51%
Income tax expense	(169)	(532)	(0.59)%	(2.00)%
NET INCOME	$565	$4,387	1.97%	16.51%
NET INCOME PER SHARE, BASIC AND DILUTED	$0.005	$0.037

(In thousands for dollar amounts)

Revenues

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Domestic revenue	$10,893	$9,036	$1,857	20.55%
Government subsidies	1,870	4,283	(2,413)	(56.34)%
Overseas revenue	15,893	13,255	2,638	19.90%
Total Revenues	$28,656	$26,574	$2,082	7.83%

Revenues increased by $2,082 or 7.83% for the six months ended March 31, 2010 compared to $26,574 for the six months ended March 31, 2009.  The increase was primarily due to revenues from overseas sales which increased $2,638 due to the favorable impact caused by the economic recovery.

The central government of the PRC has agreed to grant the Company subsidies for selling energy - saving lighting products at a discounted price on the condition that the products are sold to retail customers.  The decrease was primarily due to the fact that there were two government purchasing projects for the six months ended March 31, 2009, while there was only one government purchasing project for the six months ended March 31, 2010.

Cost of Sales

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Revenues	$28,656	$26,574	$2,082	7.83%
Cost of sales	22,494	17,110	5,384	31.47%
Gross Profit	$6,162	$9,464	$(3,302)	(34.89)%
Gross Profit Rate	21.50%	35.61%	(14.11)%	(39.62)%

Cost of goods sold increased by $5,384 or 31.47% to $22,494 for the six months ended March 31, 2010 as compared with $17,110 for the six months ended March 31, 2009.  The increase is attributable to the higher price of raw materials for our major product power-saving lamp.

Gross profit decreased by $3,302, or 34.89%, to $6,162 for the six months ended March 31, 2010 as compared with $9,464 for the six months ended March 31, 2009.  This decrease is attributable to the higher cost of sales.  Gross profit as a percentage of revenues decreased from 35.61% in the prior period to 21.50% in the same period of 2010 due to the fact that in 2009 the Company sold energy - saving lighting products in connection with a government purchasing project with a higher margin and also due to the higher price of raw materials.

(In thousands for dollar amounts)

Selling, Marketing and Distribution Expenses

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Transportation fee	$501	$556	$(55)	(9.89)%
Traveling fee	336	454	(118)	(25.99)%
Payroll	139	272	(133)	(48.90)%
Office expense	93	239	(146)	(61.09)%
Sales commissions	65	341	(276)	(80.94)%
Advertising fee	50	199	(149)	(74.87)%
Others	126	412	(286)	(69.42)%
Total	$1,310	$2,473	$(1,163)	(47.03)%

Selling, marketing and distribution expenses for the six months ended March 31, 2010 decreased $1,163 or 47% to $1,310 from $2,473 for the six months ended March 31, 2009.  The decrease in selling, marketing and distribution expenses was primarily due to the following factors: (1) The Company assigned agents to perform sales promotions and supporting activities in connection with a government purchasing project and paid them promotion fees based on their actual sales numbers.  Sales commissions also decreased following the conclusion of a government purchasing project for Power-Saving Treasure on March 31, 2009.  (2) Payroll and miscellaneous expenses decreased by $990 for the six months ended March 31, 2010 as compared with six months ended March 31, 2009.  This decrease was due to management’s efforts to decrease expenses.

General and Administrative Expenses

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Research and development	$995	$393	$602	153.18%
Payroll	602	552	50	9.06%
Stock-based employee compensation	208	134	74	55.22%
Office	195	222	(27)	(12.16)%
Depreciation	176	200	(24)	(12)%
Others	467	548	(81)	(14.78)%
Total	$2,643	$2,049	$594	28.99%

General and administrative expenses for the six months ended March 31, 2010 increased $594 or 28.9% to $2,643 from $2,049 for the six months ended March 31, 2010.  The increase in general and administrative expenses for was primarily due to the following factors: (1) Research and development expenses increased $602 for the six months ended March 31, 2010 as compared with the six months ended March 31, 2009.  This increase was due to the Company’s new product plans in 2010, the Company spent more to develop new products for the six months ended March 31, 2010 than in the prior period.  (2) A payroll increase of $50 for the six months ended March 31, 2010 as compared with the six months ended March 31, 2009.  This increase was due to the increase in the average salary of our administrative employees because they worked 6 days in the six months ended March 31, 2010, while they worked 5 days in the prior period.

Amortization of Discount on Notes Receivable

Amortization of discounts on notes receivable was $985 for the six months ended March 31, 2010 compared to $0 for the six months ended March 31, 2009.  This increase was attributable to the amortization of a $3,448 discount on notes receivable for the six months ended March 31, 2010. There was no such discount on notes receivable for the six months ended March 31, 2009.

(In thousands for dollar amounts)

Interest Income

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Interest income from bank	$398	$361	$37	10.25%
Interest income from related parties	-	1,492	(1,492)	(100)%
Interest income from unrelated parties	15	-	15	100%
Total	$413	$1,853	$(1,440)	(71.71)%

Interest income for the six months ended March 31, 2010 and 2009 were $413 and $1,853, respectively.  The decrease relates to the interest income from related parties of $1,492 for the six months ended March 31, 2009.  No such income was reported in the corresponding period in 2010 as the relevant interest was recorded as amortization of discount on notes receivable.

Interest Expense

	Six Months Ended March 31,		Increase /	Increase /
	2010	2009	(Decrease)	(Decrease)
Short-term bank loans	$1,591	$1,335	$256	19.18%
Bills financing	837	342	495	144.74%
Financial obligations, sale-leaseback	187	274	(87)	(31.75)%
Others	292	141	151	107.09%
Total	$2,907	$2,092	$815	38.96%

Our increase in interest expense of $815 or 38.96% from $2,092 during the six months ended March 31, 2009 to $2,907 during the six months ended March 31, 2010 was primarily due to the average balance of short-tem bank borrowings which increased by $32M for the six months ended March 31, 2010 as compared with the six months ended March 31, 2009.

Income Tax Expense

Income tax expense for the six months ended March 31, 2010 was $169 as compared to $532 for the six months ended March 31, 2009.  The fluctuation was due to the decrease in income before tax.

Liquidity and Capital Resources

We generally finance our operations through our operating profits and borrowings from banks.

During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this report, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

(In thousands for dollar amounts)

Cash

Our cash balance at March 31, 2010 was $3,303, representing an increase of $511, or 18.3%, compared with our cash balance of $2,792 at September 30, 2009.  The increase was mainly attributable to the net cash used in operating activities of $2,780, used in investing activities of $892 and net cash provided in financing activities of $3,977.

Cash Flow

Cash flow used in operations for the six months ended March 31, 2010 amounted to $2,780, representing a decrease of approximately 188.90% compared with cash flow provided by operations of $3,127 for the six months ended March 31, 2009.  This decrease in cash flow was primarily due to the decrease in our net income by 87.12%, to $565 for the six months ended March 31, 2010, compared with operating income of $4,387 for the six months ended March 31, 2009. The decrease was also primarily due to the increase in our accounts receivable of $1,805 since we provided longer credit terms to major customers for sales promotion, and the decrease in accounts payable and accrued expenses and other accrued liabilities by $2,456.

Our cash flow used in investing activities amounted to $892 for the six months ended March 31, 2010.  During that period, we provided $5,710 short-term notes receivable to unrelated parties for their assistance in providing guarantees for bank loans.  We received a $10,573 repayment of short-term notes receivable from a related party during the six months ended March 31, 2010.  We also paid $7,845 for the acquisition of Min Tai during this period.  On March 31, 2010, the Company acquired from the Min Tai Lighting Corporation (“Min Tai”) shareholders all of the issued and outstanding shares of capital stock of Min Tai for $7,860 in cash.  Min Tai is a company in the lighting industry located in Zhejiang Province of the PRC.

Our cash flows provided by financing activities amounted to $3,977 for the six months ended March 31, 2010.  During that period, we repaid $45,306 in short-term bank borrowings and received $77,232 from short-term bank borrowings.

We may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.   No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Working Capital

We had a working capital deficiency of $2,358 at March 31, 2010 as compared to a working capital deficiency of $31,161 at September 30, 2009, a decrease of $28,803.  The decrease is primarily due to the increase in notes receivable from related parties, the current portion of which is $35,607, short-term notes receivable from unrelated parties of $5,721, restricted cash of $25,391, accounts receivable of $1,805 and a decrease in accounts payable of $1,351.  The decrease was partly offset by a decrease in short-term notes receivable from related parties of $10,573, an inventory of $904, and an increase in short-term bank borrowings of $32,211. The increase in restricted cash represented our pledge deposit for the issuance of notes payable.  The increase in notes receivable from related parties, current portion represent the relevant principals transferred from long term to short term, which will come to maturity during the coming year.

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

(In thousands for dollar amounts)

Contingencies

As of March 31, 2010, the Company provided corporate guarantees for bank loans borrowed by an unrelated company incorporated in the PRC (“Company A”).  Associated with the corporate guarantees, Company A also provided a cross guarantee for the bank loans of $29,460 borrowed by the Company.  See Note 13(a) of the Notes to the Condensed Consolidated Financial Statements contained herein. If Company A defaults on the repayment of its bank loans when they fall due, the Company is required to repay the outstanding balance.  As of March 31, 2010, the amount of the guarantee for the bank loans borrowed by Company A was approximately $3,668, which consists of the following:

March 31, 2010
(Unaudited)
Due May 26, 2010	$1,174
Due May 26, 2010	293
Due June 10, 2010	734
Due December 1, 2010	924
Due December 28, 2010	543
Total	$3,668

A default by Company A is considered remote by our management.  Based on the information available to our management, the fair values of the guarantees granted by the Company are considered not material and therefore no liability for the guarantor's obligation under the guarantee was recognized as of March 31, 2010.

Financial Obligations, Sale-leaseback

As of March 31, 2010, future minimum payments required under non-cancelable sale-leasebacks are:

Year Ended March 31	Amount

2011	1,887
Total minimum lease payments	1,887

Less: Amount representing interest	278
Present value of net minimum lease payments	$1,609

The amortization of our financial obligations for the six months ended March 31, 2010 and 2009 was $187 and $274, respectively.

Capital Commitments

The Company entered into unconditional purchase commitment for construction projects of $8,737 within one year as of March 31, 2010.

Operating Lease Commitments

As of March 31, 2010, the Company had entered into an operating lease agreement for its office space and is required to pay the remainder of the rental fee of $26 within one year.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RMB Appreciation

The Company believes that inflation has not had a material effect on its operations to date.  However, continued appreciation of the RMB against the U.S. Dollar and its effect on the Company's export business, could have a material adverse effect on the Company.  In the even of a material adverse effect on the Company, our strategy would be to reduce our reliance on exports and to increase domestic sales.  And we have use forward exchange transactions to compensate the possible losses.

Non-Tariff Technical Trade Barriers Could Have a Materially Adverse Effect on our Exporting Business

Non-tariff technical trade barriers imposed by governments such as the European Union’s EuP Directive, could adversely affect our export business.  In response to the EuP Directive, the Company has launched a project to evaluate the impact of our products on the environment during each stage of a product’s life, from design, material procurement and manufacture, to maintenance, recovery and treatment.  This project conforms with the trend of reducing resource consumption and pollution as laid out in the EuP Directive.    Our major products have the qualification under the European Union’s EuP Directive.

The Development of High-Tech Products Takes a Long Time and There Are Many Uncertainties in the Process

The special light source products developed by the Company are an innovation in the industry.  As a result there might be unpredictable or presently unavoidable technical flaws in the products, or the new products may not fit into the market demand.  Either way, the new products might not be able to enter mass production and be sold in the markets.  To avert such a risk, the Company has set up a new products decision committee and has hired senior experts in China to better oversee and grasp the developmental tendencies of the industry.  Prior to the development and trial of new products, we plan on conducting systematic and in-depth research to find market space and identify technical problems and key targets for breakthrough.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal controls over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2010 and the date hereof, there was and is no pending or outstanding material litigation with the Company or with the Group.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company had no unregistered sales of equity securities.

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

Date: May 14, 2010	By:	/s/ Zhao Guosong
Name: Zhao Guosong
Its: President, Chief Executive Officer and Principal Executive Officer

Date: May 14, 2010	By:	/s/ Huang Hsiao-I
Name: Huang Hsiao-I
Its: Chief Financial Officer, Corporate Secretary, Principal Financial and Accounting Officer